Form 10-K
period 1996-12-31
WEST TEXAS UTILITIES CO
filed 1997-03-10
CIK 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK ONE)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934]
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

Central and South West  Common Stock, $3.50       New York Stock Exchange, Inc.
  Corporation             Par Value               Chicago Stock Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Act:

REGISTRANT                            TITLE OF  EACH CLASS

Central Power and Light Company       Cumulative Preferred Stock, $100 Par Value

Public Service Company of             Cumulative Preferred Stock, $100 Par Value
  Oklahoma

Southwestern Electric Power           Cumulative Preferred Stock, $100 Par Value
  Company

West Texas Utilities Company          Cumulative Preferred Stock, $100 Par Value


          INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K:

          CENTRAL AND SOUTH WEST CORPORATION [ X ]
          CENTRAL POWER AND LIGHT COMPANY [    ]
          PUBLIC SERVICE COMPANY OF OKLAHOMA [    ]
          SOUTHWESTERN ELECTRIC POWER COMPANY [    ]
          WEST TEXAS UTILITIES COMPANY [    ]

          AGGREGATE MARKET VALUE OF THE COMMON STOCK OF CENTRAL AND SOUTH WEST CORPORATION AT MARCH 4, 1997 HELD BY NON-AFFILIATES WAS APPROXIMATELY $5.0 BILLION. NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 4, 1997:212,140,504. CENTRAL AND SOUTH WEST CORPORATION IS THE SOLE HOLDER OF THE COMMON STOCK OF CENTRAL POWER AND LIGHT COMPANY, PUBLIC SERVICE COMPANY OF OKLAHOMA, SOUTHWESTERN ELECTRIC POWER COMPANY AND WEST TEXAS UTILITIES COMPANY.


DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Notice of Annual Meeting and Proxy Statement of Central and South West Corporation dated March 7, 1997 are incorporated by reference into Part III hereof.

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

                                           TABLE OF CONTENTS


GLOSSARY OF TERMS.........................................................ii

FORWARD LOOKING INFORMATION...............................................v

PART I

   ITEM 1.   BUSINESS
             Overview.....................................................1-1
             U.S. Utility Operations......................................1-3
             United Kingdom Operations....................................1-25
             Non-Utility Operations.......................................1-28
             Other Information............................................1-30
   ITEM 2.   PROPERTIES...................................................1-31
   ITEM 3.   LEGAL PROCEEDINGS............................................1-31
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........1-31

PART II

   ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..........................................2-1
   ITEM 6.   SELECTED FINANCIAL DATA......................................2-4
             Central Power and Light Company..............................2-76
             Public Service Company of Oklahoma...........................2-102
             Southwestern Electric Power Company..........................2-123
             West Texas Utilities Company.................................2-147
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................2-5
             Central Power and Light Company..............................2-77
             Public Service Company of Oklahoma...........................2-103
             Southwestern Electric Power Company..........................2-124
             West Texas Utilities Company.................................2-148
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................2-34
             Central Power and Light Company..............................2-92
             Public Service Company of Oklahoma...........................2-113
             Southwestern Electric Power Company..........................2-137
             West Texas Utilities Company.................................2-160
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..........................2-169

PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS..........3-1
   ITEM 11.  EXECUTIVE COMPENSATION.......................................3-7
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...................................................3-12
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............3-13

PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K..................................................4-1

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this Form 10-K are defined below:

ABBREVIATION OR ACRONYM             DEFINITION
APBO................................Accumulated Postretirement Benefit
                                    Obligation
AFUDC...............................Allowance for funds used during construction
ALJ.................................Administrative Law Judge
Alpek...............................Alpek S.A. de C.V.
ANI.................................American Nuclear Insurance
Arkansas Commission.................Arkansas Public Service Commission
Ash Creek...........................Ash Creek Mining Company, a wholly owned subsidiary of PSO
Big Cajun I.........................A two unit, natural gas-fired power plant owned and operated by Cajun and located in
                                    New Roads, Louisiana
Big Cajun II........................A three unit, coal fired power plant owned and operated by Cajun and located in New
                                    Roads, Louisiana
BREMCO..............................Bossier Rural Electric Membership
                                    Cooperative
Btu.................................British themal unit
Burlington Northern.................Burlington Northern Railroad Company
CAAA................................Clean Air Act/Clean Air Act Amendments
Cajun...............................Cajun Electric Power Cooperative, Inc.
Cajun Trustee.......................Cajun's court appointed trustee in bankruptcy
CEO.................................Chief Executive Officer
CERCLA..............................Comprehensive Environmental Response,
                                    Compensation and Liability Act of 1980
Court of Appeals....................Court of Appeals, Third District of Texas,
                                    Austin, Texas
CPL.................................Central Power and Light Company, Corpus
                                    Christi, Texas
CPL 1995 Agreement..................Settlement agreement filed by CPL with the
                                    Texas Commission to settle certain CPL
                                    regulatory matters
CPL 1996 Fuel Agreement.............Fuel settlement agreement entered into by
                                    CPL and other parties to CPL's current rate
                                    review matters
CSW.................................Central and South West Corporation, Dallas,
                                    Texas
CSW Common..........................CSW common stock, $3.50 par value per share
CSW Communications..................CSW Communications, Inc., Austin, Texas
CSW Credit..........................CSW Credit, Inc., Dallas, Texas
CSW Credit Agreement................$850 million senior credit agreement previously entered into by CSW with a
                                    consortium of banks to partially fund the
                                    SEEBOARD acquisition which has since been
                                    repaid in full
CSW Energy..........................CSW Energy, Inc., Dallas, Texas
CSW International...................CSW International, Inc., Dallas, Texas
CSW Investments.....................CSW Investments, an unlimited company organized in the United Kingdom through
                                    which CSW International owns SEEBOARD
CSW Investments Credit Facility.....(pound)1.0 billion senior credit facility previously arranged by CSW Investments with
                                    a consortium of banks to partially fund the
                                    SEEBOARD acquisition which has since been
                                    repaid in full
CSW Investments Group...............Consolidated SEEBOARD, SEEBOARD Group plc
                                    (which has replaced CSW (UK) plc.) and CSW
                                    Investments converted to U.S. Generally
                                    Accepted Accounting Principles
CSW Leasing.........................CSW Leasing, Inc., Dallas, Texas
CSW Services........................CSW Services, Inc., Dallas, Texas and Tulsa,
                                    Oklahoma
CSW System..........................CSW and its subsidiaries
CWIP................................Construction work in progress
DeSoto..............................Parish of DeSoto, State of Louisiana
                                    pollution control revenue bond issuing
                                    authority
DGES................................Director General Electricity Supply
DOE.................................United States Department of Energy
El Paso.............................El Paso Electric Company
El Paso Merger......................The proposed merger whereby El Paso would have become a wholly owned subsidiary of
                                    CSW
EMF.................................Electric and Magnetic Fields
Energy Policy Act...................National Energy Policy Act of 1992
EnerShop............................EnerShopSM Inc., Dallas, Texas
Entergy Gulf States.................Gulf States Utilities Company
EPA.................................United States Environmental Protection
                                    Agency
EPS.................................Earnings per share
ERCOT...............................Electric Reliability Council of Texas
ERISA...............................Employee Retirement Income Security Act of
                                    1974, as amended
Exchange Act........................Securities Exchange Act of 1934, as amended

The following abbreviations or acronyms used in this Form 10-K are defined below:

ABBREVIATION OR ACRONYM             DEFINITION
EWG.................................Exempt Wholesale Generator
FASB................................Financial Accounting Standards Board
FCC.................................Federal Communications Commission
FERC................................Federal Energy Regulatory Commission
First Amended SWEPCO Plan...........The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and Entergy
                                    Gulf States on September 30, 1996 with the
                                    U.S. Bankruptcy Court for the Middle
                                    District of Louisiana
FMB.................................First Mortgage Bond
Guadalupe...........................Guadalupe-Blanco River Authority pollution control revenue bond issuing authority
HLP.................................Houston Lighting & Power Company
Holding Company Act.................Public Utility Holding Company Act of 1935,
                                    as amended
HVdc................................High-voltage direct-current
IPP.................................Independent Power Producer
IBEW................................International Brotherhood of Electrical
                                    Workers
ISO.................................Independent System Operator
ITC.................................Investment tax credit
KW..................................Kilowatt
KWH.................................Kilowatt-hour
LIFO................................Last-in First-out (inventory accounting method)
Louisiana Commission................Louisiana Public Service Commission
LTIP................................Long-Term Incentive Plan
Magic Valley........................Magic Valley Electric Cooperative
Matagorda...........................Matagorda County Navigation District Number
                                    One (Texas) pollution control revenue bond
                                    issuing authority
MD&A................................Management's Discussion and Analysis of
                                    Financial Condition and Results of
                                    Operations
MDEQ................................Mississippi Department of Environmental
                                    Quality
Members Committee...................The members committee of Cajun, which currently represents 8 of the 12 Louisiana
                                    member distribution cooperatives that are
                                    served by Cajun
Merger Agreement....................Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as amended
MGP.................................Manufactured gas plant or coal gasification plant
Mirror CWIP.........................Mirror construction work in progress
Mississippi Power...................Mississippi Power Company
MMbtu...............................Million Btu
Mmcf/d..............................Million cubic feet of gas per day
MTN.................................Medium-term note
MW..................................Megawatt
MWH.................................Megawatt-hour
National Grid.......................National Grid Group plc
NEIL................................Nuclear Electric Insurance Limited
NRC.................................Nuclear Regulatory Commission
OEFA................................Oklahoma Environmental Finance Authority
                                    pollution control revenue bond issuing
                                    authority
Oklahoma Commission.................Corporation Commission of the State of
                                    Oklahoma
Oklaunion...........................Oklaunion Power Station Unit No. 1
ONEOK Gas...........................ONEOK Gas Marketing Company
OPEB................................Other Postretirement Benefits (other than pension)
Original SWEPCO Plan................The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and
                                    Entergy Gulf States on April 19, 1996 with
                                    the U.S. Bankruptcy Court for the Middle
                                    District of Louisiana
PCB.................................Polychlorinated biphenyl
PCRB................................Pollution Control Revenue Bond
PowerShare..........................CSW's PowerShareSM Dividend Reinvestment and
                                    Stock Purchase Plan
PRP.................................Potentially responsible party
PSO.................................Public Service Company of Oklahoma, Tulsa,
                                    Oklahoma
PURA................................Public Utility Regulatory Act of Texas
                                    (including amendments to the law)
PURPA...............................Public Utility Regulatory Policies Act of
                                    1978

The following abbreviations or acronyms used in this Form 10-K are defined below:

ABBREVIATION OR ACRONYM             DEFINITION
RCRA................................Federal Resource Conservation and Recovery
                                    Act of 1976
Red River...........................Red River Authority of Texas pollution control revenue bond issuing authority
Registrant(s).......................CSW, CPL, PSO, SWEPCO and WTU
RESCTA..............................Rural Electric Supplier Certified Territory
                                    Act
RUS.................................Rural Utilities Service of the federal government
Sabine..............................Sabine River Authority of Texas pollution control revenue bond issuing authority
Siloam Springs......................City of Siloam Springs, Arkansas pollution control revenue bond issuing authority
SAR.................................Stock Appreciation Right
SEC.................................United States Securities and Exchange
                                    Commission
SEEBOARD............................SEEBOARD plc., Crawley, West Sussex, United
                                    Kingdom
Second Amended SWEPCO Plan..........The plan of reorganization for Cajun filed by the Members Committee, SWEPCO and
                                    Entergy Gulf States on October 26, 1996 with
                                    the U.S. Bankruptcy Court for the Middle
                                    District of Louisiana (amends both the
                                    Original SWEPCO Plan and the First Amended
                                    SWEPCO Plan)
SERP................................Special Executive Retirement Plan
SFAS................................Statement of Financial Accounting Standards
SFAS No. 52.........................Foreign Currency Translation
SFAS No. 71.........................Accounting for the Effects of Certain Types
                                    of Regulation
SFAS No. 106........................Employers' Accounting for Postemployment
                                    Benefits
SFAS No. 121........................Accounting for the Impairment of Long-Lived
                                    Assets
SFAS No. 123........................Accounting for Stock-Based Compensation
SFAS No. 125........................Accounting for Transfers and Servicing of
                                    Financial Assets and Extinguishment of
                                    Liabilities
SFAS No. 128........................Earnings Per Share
SPP.................................Southwest Power Pool
STB.................................Surface Transportation Board of the United
                                    States Department of Transportation
STP.................................South Texas Project nuclear electric generating station
Supreme Court.......................Supreme Court of Texas
SWEPCO..............................Southwestern Electric Power Company,
                                    Shreveport,  Louisiana
Tender Offer........................CSW (UK)'s approximately $2.12 billion tender offer in the United Kingdom for all
                                    the outstanding share capital of SEEBOARD
Tejas...............................Tejas Gas Corporation
Texas Commission....................Public Utility Commission of Texas
Tex-La..............................Tex-La Electric Cooperative of Texas, Inc.
Titus County........................Titus County Fresh Water Supply District
                                    No. 1 pollution control revenue bond issuing
                                    authority
TNRCC...............................Texas Natural Resource Conservation
                                    Commission
Transok.............................Transok, Inc. and subsidiaries, Tulsa,
                                    Oklahoma
Trustee Plan........................The plan of reorganization for Cajun filed by the Cajun Trustee on April 22, 1996 with
                                    the U.S. Bankruptcy Court for the Middle
                                    District of Louisiana
UK RPI..............................United Kingdom Retail Price Index
U.S. Electric or U.S. Electric
     Operating Companies............CPL, PSO, SWEPCO and WTU
WTU.................................West Texas Utilities Company, Abilene, Texas
WTU 1995 Stipulation and Agreement..Stipulation and Agreement to settle certain
                                    WTU regulatory matters

FORWARD LOOKING INFORMATION

         This report and other presentations made by CSW and its subsidiaries contain forward looking statements within the meaning of Section 21E of the Exchange Act. Although CSW and each of its subsidiaries believe that, in making any such statements, its expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Important factors that could cause actual results to differ materially from those in the forward looking statements include, but are not limited to: the impact of general economic changes in the U.S. and in countries in which CSW either currently has made or in the future may make investments; the impact of deregulation on the U.S. electric utility business; increased competition and electric utility industry restructuring in the U.S.; federal and state regulatory developments and changes in law which may have a substantial adverse impact on the value of CSW System assets; timing and adequacy of rate relief; adverse changes in electric load and customer growth; climatic changes or unexpected changes in weather patterns; changing fuel prices, generating plant and distribution facility performance; decommissioning costs associated with nuclear generating facilities; uncertainties in foreign operations and foreign laws affecting CSW's investments in those countries; the effects of retail competition in the natural gas and electricity distribution and supply businesses in the United Kingdom; and the timing and success of efforts to develop domestic and international power projects. In the non-utility area, the aforementioned factors would also apply, and, in addition, would include: the ability to compete effectively in new areas, including telecommunications, power marketing and brokering, and other energy related services, as well as evolving federal and state regulatory legislation and policies that may adversely affect those industries generally or the CSW System's business in areas in which it operates.


       1-1

PART I

ITEM 1.     BUSINESS.


OVERVIEW

         CSW, incorporated under the laws of Delaware in 1925, is a Dallas-based public utility holding company registered under the Holding Company Act. CSW owns all of the outstanding shares of common stock of the U.S. Electric Operating Companies, CSW Services, CSW Credit, CSW Energy, CSW International, CSW Communications and EnerShop and indirectly owns all of the outstanding share capital of SEEBOARD. In addition, CSW owns 80% of the outstanding shares of common stock of CSW Leasing.

         The U.S. Electric Operating Companies are public utility companies engaged in generating, purchasing, transmitting, distributing and selling electricity. Information concerning the incorporation of each of the U.S. Electric Operating Companies is presented in the following table.

                          State of                  Year of
Registrant              Incorporation            Incorporation
-------------------------- ------------------- -------------------

CPL                         Texas                     1945
PSO                       Oklahoma                    1913
SWEPCO                    Delaware                    1912
WTU                         Texas                     1927

         The U.S. Electric Operating Companies serve approximately 1.7 million customers in one of the largest combined service territories in the U.S. covering approximately 152,000 square miles in portions of Texas, Oklahoma, Louisiana and Arkansas. CPL and WTU operate in portions of south and central west Texas, respectively. PSO operates in portions of eastern and southwestern Oklahoma, and SWEPCO operates in portions of northeastern Texas, northwestern Louisiana and western Arkansas. The U.S. Electric Operating Companies' customer base includes a mix of residential, commercial and diversified industrial customers.

         SEEBOARD is one of the 12 regional electricity companies which came into existence as a result of the restructuring and subsequent privatization of the United Kingdom electricity industry in 1990. CSW acquired control of SEEBOARD in April 1996, through intermediate subsidiaries, for an aggregate adjusted purchase price of approximately $2.1 billion assuming average exchange rates during the purchase period. SEEBOARD is headquartered in Crawley, West Sussex and serves approximately two million customers with a distribution territory in Southeast England that covers approximately 3,000 square miles. SEEBOARD's principal regulated businesses are the distribution and supply of electricity. SEEBOARD is also involved in other activities, including gas supply, electricity generation, electrical contracting and retailing through appliance shops and superstores.

         On June 6, 1996, CSW sold Transok, an intrastate natural gas pipeline and gas marketing company that was previously a wholly owned subsidiary of CSW, to Tejas. See ITEM 7-MD&A AND ITEM 8-NOTE 14. TRANSOK DISCONTINUED OPERATIONS for additional information related to the sale of Transok.

         CSW is committed to expanding its electric utility business through strategic domestic and international acquisitions and through marketing initiatives inside and outside of the service territories of the U.S. Electric Operating Companies. Acquisitions of utility assets must meet defined criteria, including the potential to lower costs, increase long-term efficiency and competitiveness and provide an acceptable rate of return to CSW.

       1-2
         CSW continues to seek opportunities to expand its non-utility business in areas related to its core electric utility business. CSW Energy develops and operates independent power and cogeneration projects. CSW International was formed to invest internationally either alone or with local or other partners. CSW International will continue CSW's efforts in Mexico and Brazil and will seek to expand into other countries in Latin and South America, Europe and Asia that meet CSW's investment criteria (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). CSW Communications provides communications services to the U.S. Electric Operating Companies and non-affiliated companies, including enhancement of services through fiber-optic and other telecommunication technologies. EnerShop provides commercial, industrial, institutional and governmental customers with energy management services designed to control energy costs, enhance productivity and improve convenience, safety and comfort.

         CSW Services performs, at cost, various accounting, engineering, tax, legal, financial, electronic data processing, centralized economic dispatching of electric power and other services for the CSW System. In April 1996, CSW announced organizational and executive changes to help prepare CSW for increased competition and unbundling of the electric utility industry into generation, transmission, distribution and service segments. As a result of these changes, in 1996 CSW functionally reorganized its domestic utility operations into three organizational units which are centrally managed from CSW Services.

         CSW created a power generation business unit to provide energy generation and production services. All phases of management of the U.S. Electric Operating Companies' energy production activities have been consolidated into the power generation business unit. These activities include management of all generating facilities, including nuclear facilities, and fuel procurement.

         CSW created an energy delivery business unit to provide services for the long-distance transmission and local distribution of electricity to retail customers, including attendant customer services such as meter reading, billing and accounting. All phases of management of the U.S. Electric Operating Companies' energy delivery activities have been consolidated into the energy delivery business unit.

         CSW created an energy services business unit to provide marketing services, along with new energy efficiency products and services as they become available, to existing and future customers of the U.S. Electric Operating Companies. The energy services unit also manages CSW Communications and EnerShop.

         Functional unbundling of CSW's vertically integrated structure is expected to provide a more competitive organizational structure for CSW. Some employees have been reassigned from the U.S. Electric Operating Companies to CSW Services to provide these centrally managed services.

         CSW Credit purchases accounts receivable of the U.S. Electric Operating Companies and certain non-affiliated utilities, and CSW Leasing has investments in leveraged leases.

         The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act with respect to the issuance, acquisition and sale of securities, the acquisition and sale of utility assets or any interest in any business and accounting practices and other matters. See REGULATION below, and
ITEM 7-MD&A for additional information regarding the Holding Company Act.



       1-3


         In 1996, the U.S. Electric Operating Companies, SEEBOARD and Transok contributed the following percentages to aggregate operating revenues, operating income and net income for CSW Common.

                                                 INVESTMENT
                                                     IN      TOTAL
                           CPL  PSO  SWEPCO  WTU  SEEBOARD  ELECTRIC  TRANSOK(2)  OTHER    TOTAL
                           ---------------------------------------------------------------------
Operating Revenues         25%  14%    17%    7%    36%        99%       --(3)      1%      100%
Operating Income           38%  12%    12%   10%    24%        96%       --(3)      4%      100%
Net Income for CSW Common  31%   7%    15%    4%    24%        81%(1)     3%(4)    16%(5)   100%

(1) Net Income for CSW common reflects a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves.
(2)  On June 6, 1996, CSW sold Transok to Tejas.  See ITEM 8-NOTE 14. TRANSOK
     DISCONTINUED OPERATIONS.
(3)  Transok's Operating Revenues and Operating Income are shown as Income from
     Discontinued Operations in CSW's Consolidated Statements of Income.
(4) Net Income for CSW Common includes earnings from Transok for January through May 1996 only.
(5)  Includes CSW's gain on the sale of Transok.

         The relative contributions of the U.S. Electric Operating Companies and SEEBOARD to the aggregate operating revenues, operating income and net income for CSW Common differ from year to year due to variations in weather, fuel costs reflected in charges to customers, timing and amount of rate changes and other factors, including changes in business conditions and the results of non-utility businesses. For additional detail related to CSW's reportable business segments, see ITEM 8-NOTE 13. BUSINESS SEGMENTS.


U.S. UTILITY OPERATIONS

GENERAL

         Information concerning the service territories of the U.S. Electric Operating Companies at December 31, 1996 is set forth in the following table.

Company and Largest Cities    Estimated  Approximate    Retail                    Rural Electric
  Served                     Population  Square Miles  Customers  Municipalities   Cooperatives
------------------------------------------------------------------------------------------------
CPL                           1,525,000     44,000      625,000         1                 4
   Corpus Christi, Texas        278,000
   Laredo, Texas                158,000
   McAllen, Texas               107,000

PSO                           1,101,000     30,000      479,000         2                 2
   Tulsa, Oklahoma              396,000
   Lawton, Oklahoma              86,000
   Bartlesville, Oklahoma        35,000

SWEPCO                          973,000     25,000      414,000         3                 8
   Shreveport/Bossier City,
     Louisiana                  178,000
   Longview, Texas               75,000
   Texarkana, Texas and
     Arkansas                    56,000

WTU                             404,000     53,000      186,000         2                13
   Abilene, Texas               111,000
   San Angelo, Texas             92,000

       1-4
         In 1996, approximately 64% of the U.S. Electric Operating Companies' electric revenues were earned in Texas, 22% in Oklahoma, 8% in Louisiana and 6% in Arkansas.

         CPL
         The economic base of CPL's service territory includes manufacturing, mining, agricultural, transportation and public utilities sectors. Major activities in these sectors include oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics and machinery equipment. In 1996, excluding the effects of the provisions for rate refunds, industrial customers accounted for approximately 23% of CPL's total operating revenues. Contracts with substantially all large industrial customers provide for both demand and energy charges. Demand charges continue under such contracts even during periods of reduced industrial activity, thus mitigating the effect of reduced activity on operating income.

         PSO
         The economic base of PSO's service territory includes mining, petroleum products, manufacturing and agriculture. The principal industries in the territory include natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement and aircraft components.

         SWEPCO
         The economic base of SWEPCO's service territory includes mining, manufacturing, chemical products, petroleum products, agriculture and tourism. The principal industries in the territory include natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing and metal refining. The territory also has several military installations, colleges and universities.

         WTU
         The economic base of WTU's service territory includes agricultural businesses, such as the production of cattle, sheep, goats, cotton, wool, mohair and feed crops. Significant gains have been made in economic diversification through value added processing of these products. The natural resources of the territory include oil, natural gas, sulfur, gypsum and ceramic clays. Important manufacturing and processing plants served by WTU produce cotton seed products, oil products, electronic equipment, precision and consumer metal products, meat products and gypsum products. The territory also has several military installations and state correctional institutions.

COMPETITION AND INDUSTRY CHALLENGES

         Competitive forces at work in the electric utility industry are affecting the CSW System and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. As a whole, the U.S. Electric Operating Companies believe that their prices for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the marketplace (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         For additional information regarding competition and industry challenges, including legislative initiatives at both the state and federal level, see ITEM 7-MD&A.



       1-5


REGULATION

         The CSW System is subject to the jurisdiction of the SEC under the Holding Company Act. The Holding Company Act generally limits the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system.

         The U.S. Electric Operating Companies have been classified as public utilities under the Federal Power Act, and accordingly, the FERC has jurisdiction in certain respects over their electric utility facilities and operations, wholesale rates, and in certain other matters.

         The U.S. Electric Operating Companies are subject to the jurisdiction of various state commissions as to retail rates, accounting matters, standards of service and, in some cases, issuance of securities, certification of facilities and extensions and division of service territory.

         See ITEM 7-MD&A for a discussion of possible changes to the Holding Company Act as well as discussion of current industry restructuring activities that could have a significant impact on the CSW System.

         NUCLEAR REGULATION - CPL
         Ownership of an interest in a nuclear generating unit exposes CPL and, indirectly, CSW to regulation not common to a fossil fuel generating unit. Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. Along with other federal and state agencies, the NRC also has extensive regulations pertaining to the environmental aspects of nuclear reactors. The NRC has the authority to impose fines and/or shut down a unit until compliance is achieved, depending upon its assessment of the severity of the situation. For additional information regarding STP, see ITEM 7-MD&A.

         ENVIRONMENTAL REGULATION
         For a discussion of regulation by the various environmental agencies that applies to the U.S. Electric Operating Companies, see ENVIRONMENTAL MATTERS below.

RATES

         The retail rates of the U.S. Electric Operating Companies are subject to regulation by the state utility commissions in the states in which they operate. As discussed above, the wholesale rates of the U.S. Electric Operating Companies are subject to regulation by the FERC. In addition, SWEPCO has agreements, which have been approved by the FERC, with all of its wholesale customers under which rates are based upon an agreed cost of service formula. These rates are adjusted periodically to reflect the actual cost of providing service.

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

         In Texas, electric service areas are approved by the Texas Commission. A given tract in a utility's overall service area may be singly certificated to a utility, to one of several competing electric cooperatives, investor owned utilities or to one of the competing municipal electric systems, or it may be dually or triply certificated to these entities. These certificated areas have changed only slightly since the formation of the Texas Commission in 1976.



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

FUEL RECOVERY

         The recovery of fuel costs from retail customers by the U.S. Electric Operating Companies is subject to regulation by the state utility commissions in the states in which they operate. All of the U.S. Electric Operating Companies' contracts with their wholesale customers contain FERC approved fuel-adjustment provisions for recovery of fuel costs.

         TEXAS FUEL RECOVERY - CPL, SWEPCO AND WTU
         Electric utilities in Texas, including CPL, SWEPCO and WTU, are not allowed to make automatic adjustments to recover changes in fuel costs from retail customers. A utility is allowed to recover its known or reasonably predictable fuel costs through a fixed fuel factor. The Texas Commission established procedures whereby each utility under its jurisdiction may petition to revise its fuel factor every six months according to a specified schedule. Fuel factors may also be revised in the case of emergencies or in a general rate proceeding. Fuel factors are in the nature of temporary rates and the utility's collection of revenues by such factors is subject to adjustment at the time of a fuel reconciliation. Under these procedures, at its semi-annual adjustment date, a utility is required to petition the Texas Commission for a surcharge or to make a refund when it has materially under- or over-collected its fuel costs and projects that it will continue to materially under- or over-collect. Material under- or over-collections including interest are defined as variances of four percent or more of the most recent Texas Commission adopted annual estimated fuel cost for the utility. A utility does not have to revise its fuel factor when requesting a surcharge or refund. An interim emergency fuel factor order must be issued by the Texas Commission within 30 days after such petition is filed by the utility. Final reconciliation of fuel costs is made through a reconciliation proceeding, which may contain a maximum of three years and a minimum of one year of reconcilable data, and must be filed with the Texas Commission no later than six months after the end of the period to be reconciled. In addition, a utility must include a reconciliation of fuel costs in any general rate proceeding regardless of the time since its last fuel reconciliation proceeding. Any fuel costs that are determined unreasonably incurred in a reconciliation proceeding are not recoverable from retail customers.

         OKLAHOMA FUEL RECOVERY - PSO
         All KWH sales to PSO's retail customers were made under rates which include a fuel cost adjustment clause. Oklahoma law requires that an examination of PSO's retail fuel cost adjustment clause be performed annually by the Oklahoma Commission which approves the utility's embedded fuel rate per KWH. The fuel cost adjustment is computed for each month on the basis of the average cost of fuel consumed in the month. The amount of any difference in such cost over or under the embedded rate is applied on a KWH basis and reflected in adjustments to customers' bills during the second month subsequent to the month in which the difference occurred.



       1-7


         ARKANSAS AND LOUISIANA FUEL RECOVERY - SWEPCO
         SWEPCO's retail rates currently in effect in Louisiana are adjusted based on SWEPCO's cost of fuel in accordance with a fuel cost adjustment which is applied to each billing month based on the second previous month's average cost of fuel. Provision for any over- or under-recovery of fuel costs is allowed under an automatic fuel clause. Under SWEPCO's fuel adjustment rider currently in effect in Arkansas, the fuel cost adjustment is applied to each billing month on a basis which permits SWEPCO to recover the level of fuel cost experienced two months earlier. SWEPCO's fuel recovery mechanisms are subject to the jurisdiction of the Arkansas Commission and the Louisiana Commission.

         RECOVERABILITY OF FUEL
         The inability of any U.S. Electric Operating Company to recover its fuel costs under the procedures described above could have a material adverse effect on such company's results of operations and financial condition.

         See ITEM 7-MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for further information with respect to regulatory, rate and fuel proceedings.

OPERATING DATA

         FACILITIES, PLANTS AND PROPERTIES
         At December 31, 1996, the U.S. Electric Operating Companies owned the following electric generating plants, or portions thereof in the case of jointly owned plants, substantially all of which were steam electric units.

                                                                 Net Dependable
                                                                 Summer Rating
                                         Principal Fuel           Capability
Plant Name and Location                   Source (A)              (MW) (B)
-------------------------------------------------------------------------------

CPL
La Palma, San Benito, Texas                 Gas                         205  (C)
Victoria, Victoria, Texas                   Gas                         432  (C)
Nueces Bay, Corpus Christi, Texas           Gas                         560
Lon C. Hill, Corpus Christi, Texas          Gas                         547
Laredo, Laredo, Texas                       Gas                         177
J. L. Bates, Mission, Texas                 Gas                         182
E.S. Joslin, Point Comfort, Texas           Gas                         249
Barney M. Davis, Corpus Christi, Texas      Gas                         695
Coleto Creek, Goliad, Texas                 Coal                        632
Oklaunion, Vernon, Texas (B)                Coal                         53
STP, Bay City, Texas (B)                    Nuclear                     630
Eagle Pass, Eagle Pass, Texas               Hydro                         6
                                                                -----------
                                                                      4,368
                                                                -----------
PSO
Tulsa, Tulsa, Oklahoma                      Gas                         165  (C)
                                            Oil                           8
Riverside, Jenks, Oklahoma                  Gas                         916
                                            Oil                           3
Northeastern, Oologah, Oklahoma             Gas                         637
                                            Coal                        900
                                            Oil                           4
Southwestern, Washita, Oklahoma             Gas                         475
                                            Oil                           2
Comanche, Lawton, Oklahoma                  Gas                         273
                                            Oil                           4
Weleetka, Weleetka, Oklahoma                Gas                         151
                                            Oil                           4
Oklaunion, Vernon, Texas (B)                Coal                        106
                                                                 ----------
                                                                      3,648
                                                                 ----------

       1-8
                                                                 Net Dependable
                                                                 Summer Rating
                                         Principal Fuel           Capability
Plant Name and Location                   Source (A)              (MW) (B)
-------------------------------------------------------------------------------

SWEPCO
Arsenal Hill, Shreveport, Louisiana         Gas                         112
Lieberman, Mooringsport, Louisiana          Gas                         273
Knox Lee, Cherokee Lake, Texas              Gas                         478
Wilkes, Jefferson, Texas                    Gas                         875
Lone Star, Daingerfield, Texas              Gas                          50
Welsh, Cason, Texas                         Coal                      1,584
Flint Creek, Gentry, Arkansas (B)           Coal                        240
Henry W. Pirkey, Hallsville, Texas (B)      Lignite                     559
Dolet Hills, Mansfield, Louisiana (B)       Lignite                     262
                                                                 ----------
                                                                      4,433
                                                                 ----------

WTU
Paint Creek, Haskell, Texas                 Gas                         237
Rio Pecos, Girvin, Texas                    Gas                         137
San Angelo, San Angelo, Texas               Gas                         125
Fort Phantom, Abilene, Texas                Gas                         362
Oak Creek, Bronte, Texas                    Gas                          85
Abilene, Abilene, Texas                     Gas                           7
Lake Pauline, Quanah, Texas                 Gas                          45
Ft. Stockton, Ft. Stockton, Texas           Gas                           5
Vernon, Vernon, Texas                       Oil                           9
Oklaunion, Vernon, Texas (B)                Coal                        370
Presidio, Presidio, Texas                   Oil                           2
                                                                   --------
                                                                      1,384
                                                                   --------

Total, excluding plant in storage                                    13,833
Plant in storage                                                        358
                                                                   --------
CSW TOTAL                                                            14,191
                                                                   --------

(A) Some plants have the capability of burning oil in combination with gas. Use of oil in facilities primarily designed to burn gas results in increased maintenance expense and a reduction of approximately 4% to 10% in capability. PSO and WTU have 25 MW and 11 MW, respectively, of facilities primarily designed to burn oil.
(B) Data reflects only the U.S. Electric Operating Companies' portion of plants which are jointly owned with non-affiliates. For additional information concerning jointly owned facilities see ITEM 8-NOTE 6. JOINTLY OWNED ELECTRIC UTILITY PLANT.
(C) Excludes 358 MW from units in storage, consisting of 48 MW at La Palma and 60 MW at Victoria for CPL and 250 MW at Tulsa for PSO. It is currently anticipated that one unit in storage (85 MW) at Tulsa for PSO will be dismantled in 1998. Refer to ITEM 7-MD&A for additional information.

         All of the generating plants described above are located on land owned by the U.S. Electric Operating Companies or, in the case of jointly owned plants, jointly with other participants. The U.S. Electric Operating Companies' electric transmission and distribution facilities are mostly located over or under highways, streets and other public places or property owned by others, for which permits, grants, easements or licenses (which the U.S. Electric Operating Companies believe to be satisfactory, but without examination of underlying land titles) have been obtained. The principal plants and properties of the U.S. Electric Operating Companies are subject to the liens of the first mortgage indentures under which the U.S. Electric Operating Companies' bonds are issued.

         CONSTRUCTION EXPENDITURES
         The U.S. Electric Operating Companies maintain a continuing construction program, the nature and extent of which is based upon current and estimated demands upon the system. See ITEM 7-MD&A for additional information related to construction expenditures.



       1-9


         PEAK LOADS AND SYSTEM CAPABILITIES OF THE U.S. ELECTRIC OPERATING COMPANIES
         The following tables set forth for the last three years (i) the net system capability, including the net amounts of contracted purchases and contracted sales, at the time of peak demand, (ii) the maximum coincident system demand on a one-hour integrated basis, exclusive of sales to other electric utilities and (iii) the respective amounts and percentages of peak demand generated by the U.S. Electric Operating Companies and net purchases and sales.


CSW                                               1996        1995              1994
-----------------------------------------------------------------------------------------------
Net system capability (MW)                        14,377 (1)  14,168  (1),(2)   13,549  (1),(3)
Maximum coincident system demand (MW)             12,613      12,314            11,434
Percentage increase (decrease) in peak demand
   over prior period                              2.4%        7.7%              (0.3)%
Generation at time of peak (MW)                   11,625      12,053            11,353
Percent of peak demand generated                  92.2%       97.9%             99.3%
Net purchases at time of peak (MW)                988         261               81
Percent of net purchases at time of peak          7.8%        2.1%              0.7%
Date of maximum coincident system demand          July 22     July 28           June 27


     (1) Does not include 358 MW of system capability in storage in 1996 as described above in FACILITIES, PLANTS AND PROPERTIES, 392 MW of system capability in storage in 1995 and 557 MW of system capability in storage in 1994.
     (2) Does not include 54 MW of SWEPCO capability in 1995 that was not available at the peak due to fuel procurement issues.
     (3) Does not include 324 MW of SWEPCO capability in 1994 that was unavailable due to inefficiencies as a result of slag build-ups and fuel procurement issues.


CPL                                           1996       1995       1994
-----------------------------------------------------------------------------
Net system capability (MW)                    4,380 (1)  4,200 (1)  3,969 (1)
Maximum coincident system demand (MW)         4,046      3,862      3,732
Percentage increase (decrease) in
   peak demand over prior period              4.8%       3.5%       6.1%
Generation at time of peak (MW)               3,484      3,846      3,074
Percent of peak demand generated              86.1%      99.6%      82.4%
Net purchases (sales) at time of peak (MW)    562        16         658
Percent of net purchases (sales) at time
   of peak                                    13.9%      0.4%       17.6%
Date of maximum coincident system demand      August 13  July 26    August 18


     (1) Does not include 108 MW of system capability in storage in 1996 as described above in FACILITIES, PLANTS AND PROPERTIES, 142 MW of system capability in storage in 1995 and 310 MW of system capability in storage in 1994.


PSO                                           1996       1995       1994
-----------------------------------------------------------------------------
Net system capability (MW)                    3,848 (1)  3,759 (1)  3,664 (1)
Maximum coincident system demand (MW)         3,360      3,292      3,167
Percentage increase (decrease) in peak
   demand over prior period                   2.1%       3.9%       0.6%
Generation at time of peak (MW)               3,009      3,025      2,645
Percent of peak demand generated              89.6%      91.9%      83.5%
Net purchases (sales) at time of peak (MW)    351        267        522
Percent of net purchases (sales) at time
   of peak                                    10.4%      8.1%       16.5%
Date of maximum coincident system demand      August 7   August 28  June 27

     (1) Does not include 250 MW of system capability in storage in 1996 as described above in FACILITIES, PLANTS AND PROPERTIES, 250 MW of system capability in storage in 1995 and 247 MW of system capability in storage in 1994.


       1-10

SWEPCO                                        1996       1995       1994
-----------------------------------------------------------------------------
Net system capability (MW)                    4,554      4,783 (1)  4,464 (2)
Maximum coincident system demand (MW)         4,018      3,932      3,526
Percentage increase (decrease) in peak
   demand over prior period                   2.2%       11.5%      (3.4%)
Generation at time of peak (MW)               3,608      4,022      3,987
Percent of peak demand generated              89.8%      102.3%     113.1%
Net purchases (sales) at time of peak (MW)    410        (90)       (461)
Percent of net purchases (sales) at time
   of peak                                    10.2%      (2.3%)     (13.1%)
 Date of maximum coincident system demand     July 22    July 28    June 27

     (1) Does not include 54 MW of capability in 1995 that was not available at the peak due to fuel procurement issues. (2) Does not include 324 MW of capability in 1994 that was unavailable due to inefficiencies as a result of slag build-ups and fuel procurement issues.


WTU                                           1996       1995       1994
-----------------------------------------------------------------------------
Net system capability (MW)                    1,595      1,426      1,459
Maximum coincident system demand (MW)         1,433      1,435      1,262
Percentage increase (decrease) in peak
   demand  over prior period                  (0.1)%     13.7%      5.1%
Generation at time of peak (MW)               1,048      1,167      1,401
Percent of peak demand generated              73.1%      81.3%      111.0%
Net purchases (sales) at time of peak (MW)    385        268        (139)
Percent of net purchases (sales) at time
   of peak                                    26.9%      18.7%      (11.0%)
Date of maximum coincident system demand      July 8     July 28    June 27




       1-11


U.S. ELECTRIC OPERATING STATISTICS

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES
(EXCLUDES SEEBOARD)
                                                    1996       1995       1994
                                                   ----------------------------
Kilowatt-hour sales (millions)
  Residential                                      17,883     16,872     16,368
  Commercial                                       14,256     13,755     13,463
  Industrial                                       20,266     19,321     18,869
  Other retail                                      1,592      1,518      1,501
                                                   ------     ------     -------
  Sales to retail customers                        53,997     51,466     50,201
  Sales for resale                                  8,428      8,468      7,133
                                                   ------     ------     -------
  Total                                            62,425     59,934     57,334
                                                   ------     ------     -------

Number of electric customers at end of period
(thousands)
  Residential                                       1,456      1,437      1,417
  Commercial                                          211        209        205
  Industrial                                           23         24         24
  Other                                                14         13         15
                                                   ------     ------     -------
  Total                                             1,704      1,683      1,661
                                                   ------     ------     -------

Residential sales averages
  KWH per customer                                 12,392     11,840     11,665
  Revenue per customer  (a), (b)                     $861       $799       $824
  Revenue per KWH (cents) (a), (b)                   6.95       6.75       7.06

Revenue per KWH on total sales (cents) (a), (b)      5.20       4.81       5.35

Fuel cost data  (a)
  Average Btu per net KWH                          10,440     10,299     10,344
  Cost per MMBtu                                    $1.81      $1.58      $1.82
  Cost per KWH generated (cents)                     1.89       1.63       1.88
  Cost, including purchased power, as a
     percentage of revenue (b)                       37.4%      35.0%      36.7%


     (a)  These statistics reflect the outage at STP in early 1994.
     (b) These statistics reflect the refunds and fuel disallowances that occurred as a result of the CPL 1995 Agreement, the CPL 1996 Fuel Agreement, management's judgment concerning the effect of the probable outcome of CPL's pending rate case and the WTU 1995 Stipulation and Agreement. For additional information, see ITEM 8-NOTE 2 LITIGATION AND REGULATORY PROCEEDINGS.



       1-12


OPERATING STATISTICS

CENTRAL POWER AND LIGHT COMPANY
                                                 1996        1995        1994
                                                -------------------------------
Kilowatt-hour sales (millions)
  Residential                                     6,680       6,223       5,954
  Commercial                                      4,773       4,656       4,523
  Industrial                                      7,610       7,250       6,910
  Other retail                                      499         465         457
                                                -------     -------     -------
  Sales to retail customers                      19,562      18,594      17,844
  Sales for resale                                2,029       1,680       1,286
                                                -------     -------     -------
  Total                                          21,591      20,274      19,130
                                                -------     -------     -------

Number of electric customers at end of period
  Residential                                   536,504     526,909     516,355
  Commercial                                     78,890      77,743      76,739
  Industrial                                      5,702       5,731       5,864
  Other                                           3,855       3,561       3,577
                                                -------     -------     -------
  Total                                         624,951     613,944     602,535
                                                -------     -------     -------

Residential sales averages
  KWH per customer                               12,623      11,985      11,729
  Revenue per customer  (a), (b)                 $1,000        $896        $935
  Revenue per KWH (cents) (a), (b)                 7.92        7.48        7.97

Revenue per KWH on total sales (cents) (a), (b)    6.02        5.29        6.37

Fuel cost data  (a)
  Average Btu per net KWH                        10,391      10,175      10,289
  Cost per MMBtu                                  $1.62       $1.37       $1.75
  Cost per KWH generated (cents)                   1.68        1.39        1.80
  Cost, including purchased power, as a
     percentage of revenue (b)                     30.8%       28.7%       30.4%


     (a)  These statistics reflect the outage at STP in early 1994.
     (b) These statistics reflect the refund and fuel disallowance that occurred as a result of the CPL 1995 Agreement, the refund associated with the CPL 1996 Fuel Agreement and management's judgment concerning the effect of the probable outcome of CPL's pending rate case. For additional information, see ITEM 8-NOTE 2 LITIGATION AND REGULATORY PROCEEDINGS.



       1-13


OPERATING STATISTICS

PUBLIC SERVICE COMPANY OF OKLAHOMA
                                                  1996        1995        1994
                                                -------------------------------
Kilowatt-hour sales (millions)
  Residential                                     5,098       4,753       4,749
  Commercial                                      4,621       4,427       4,434
  Industrial                                      4,581       4,307       4,360
  Other retail                                       81          80          89
                                                -------     -------     -------
  Sales to retail customers                      14,381      13,567      13,632
  Sales for resale                                1,487       1,617       1,509
                                                -------     -------     -------
  Total                                          15,868      15,184      15,141
                                                -------     -------     -------

Number of electric customers at end of period
  Residential                                   417,158     412,765     409,675
  Commercial                                     54,849      54,102      53,454
  Industrial                                      5,158       5,205       5,156
  Other                                           1,390       1,353       1,287
                                                -------     -------     -------
  Total                                         478,555     473,425     469,572
                                                -------     -------     -------

Residential sales averages
  KWH per customer                               12,290      11,563      11,640
  Revenue per customer                             $722        $682        $726
  Revenue per KWH (cents)                          5.89        5.89        6.24

Revenue per KWH on total sales (cents)             4.63        4.55        4.89

Fuel cost data
  Average Btu per net KWH                        10,225      10,151      10,231
  Cost per MMBtu                                  $2.04       $1.73       $1.96
  Cost per KWH generated (cents)                   2.09        1.75        2.00
  Cost, including purchased power, as a
     percentage of revenue                         45.1%       43.0%       47.5%




       1-14


OPERATING STATISTICS

SOUTHWESTERN ELECTRIC POWER COMPANY
                                                  1996        1995       1994
                                                -------------------------------
Kilowatt-hour sales (millions)
  Residential                                     4,487       4,406       4,157
  Commercial                                      3,658       3,521       3,378
  Industrial                                      6,833       6,531       6,357
  Other retail                                      432         424         400
                                                -------     -------     -------
  Sales to retail customers                      15,410      14,882      14,292
  Sales for resale                                6,395       5,002       5,189
                                                -------     -------     -------
  Total                                          21,805      19,884      19,481
                                                -------     -------     -------

Number of electric customers at end of period
  Residential                                   355,095     351,131     346,227
  Commercial                                     50,091      49,123      48,153
  Industrial                                      5,915       5,864       5,747
  Other                                           2,727       2,615       2,609
                                                -------     -------     -------
  Total                                         413,828     408,733     402,736
                                                -------     -------     -------

Residential sales averages
  KWH per customer                               12,704      12,627      12,107
  Revenue per customer                             $821        $798        $776
  Revenue per KWH (cents)                          6.46        6.32        6.41

Revenue per KWH on total sales (cents)             4.22        4.21        4.24

Fuel cost data
  Average Btu per net KWH                        10,606      10,531      10,489
  Cost per MMBtu                                  $1.76       $1.61       $1.75
  Cost per KWH generated (cents)                   1.87        1.70        1.84
  Cost, including purchased power, as a
    percentage of revenue                          45.1%       40.3%       43.2%


       1-15


OPERATING STATISTICS

WEST TEXAS UTILITIES COMPANY
                                                  1996        1995        1994
                                                -------------------------------
Kilowatt-hour sales (millions)
  Residential                                     1,620       1,490       1,508
  Commercial                                      1,203       1,152       1,128
  Industrial                                      1,241       1,233       1,241
  Other retail                                      581         549         556
                                                -------     -------     -------
  Sales to retail customers                       4,645       4,424       4,433
  Sales for resale                                2,411       2,268       2,051
                                                -------     -------     -------
  Total                                           7,056       6,692       6,484
                                                -------     -------     -------

Number of electric customers at end of period
  Residential                                   146,607     146,235     144,966
  Commercial                                     27,645      27,243      26,618
  Industrial                                      6,019       7,317       7,392
  Other                                           5,837       5,685       5,533
                                                -------     -------     -------
  Total                                         186,108     186,480     184,509
                                                -------     -------     -------

Residential sales averages
  KWH per customer                               11,059      10,224      10,449
  Revenue per customer (a)                         $848        $784        $822
  Revenue per KWH (cents) (a)                      7.67        7.67        7.86

Revenue per KWH on total sales (cents) (a)         5.34        4.78        5.29

Fuel cost data
  Average Btu per net KWH                        10,568      10,370      10,424
  Cost per MMBtu                                  $2.01       $1.83       $1.88
  Cost per KWH generated (cents)                   2.12        1.90        1.96
  Cost, including purchased power, as a
     percentage of revenue (a)                     43.5%       42.1%       39.8%


     (a) These statistics reflect the refund and lower rates that occurred as a result of the WTU 1995 Stipulation and Agreement. See ITEM 8-NOTE 2 LITIGATION AND REGULATORY PROCEEDINGS.



       1-16


POWER PURCHASES AND SALES

         Various municipalities, electric cooperatives and public power authorities are served by the U.S. Electric Operating Companies. The U.S. Electric Operating Companies exchange power on an emergency or economy basis with various neighboring systems and engage in economy interchanges with each other. In addition, they contract with certain suppliers including power marketers and independent power producers for the purchase or sale of power on a unit capacity basis, firm energy, responsive reserves and other wholesale services.

         CPL - MAGIC VALLEY
         Magic Valley, CPL's largest wholesale customer, is currently served under an agreement that requires a five year notice of termination. During 1996, Magic Valley exercised such notice of termination. Pursuant to Texas Commission rules, Magic Valley has issued a solicitation for 250 MW of load beginning in 2001. CPL has submitted a bid in response to the solicitation. Magic Valley anticipates a final decision regarding the solicitation in late 1997.

         SWEPCO - BREMCO
         As part of the agreement to acquire BREMCO, SWEPCO entered into a long-term purchased power contract with Cajun, BREMCO's previous full-requirements wholesale supplier. The contract covered the purchase of energy and capacity.

         SWEPCO AND WTU - TEX-LA
         WTU serves approximately 120 MW of load for Tex-La. WTU will serve this load until Tex-La facilities are completed to connect Tex-La to SWEPCO, at which time SWEPCO will serve approximately 85 MW and WTU will continue to serve approximately 35 MW of the load. To date, approximately 15 MW of this load has been transferred to SWEPCO.

         SWEPCO - CAJUN
         See ITEM 7-MD&A for information regarding SWEPCO's pending proposal to acquire all of Cajun's non-nuclear assets.

         WTU - CITY OF WEATHERFORD, TEXAS
         On January 1, 1997, the City of Weatherford, Texas became a new wholesale customer of WTU. WTU initially served 25 MW of load for the city, until February 1, 1997, when it began serving the entire load of approximately 55 MW.


OTHER OPERATIONAL INFORMATION

         SYSTEM INTERCONNECTION
         The CSW U.S. Electric system operates on an interstate basis to facilitate exchanges of power. PSO and WTU are interconnected through the 200 MW North HVdc transmission interconnection. SWEPCO and CPL are interconnected through the 600 MW East HVdc transmission interconnection which became operational in August, 1996.

         CPL and WTU are members of ERCOT which operates in Texas. Other ERCOT members include Texas Utilities Electric Company, HLP, Texas Municipal Power Agency, Texas Municipal Power Pool, Lower Colorado River Authority, the municipal systems of San Antonio, Austin and Brownsville, the South Texas and Medina Electric Cooperatives, and several other interconnected systems and cooperatives. PSO and SWEPCO are members of the SPP, which is comprised of 43 members, including 17 investor-owned utilities, 12 municipalities, 10 cooperatives, 3 state and 1 federal agency operating in the states of Arkansas, Kansas, Louisiana, Oklahoma and parts of Mississippi, Missouri, New Mexico and

       1-17
Texas. ERCOT members interchange power and energy with one another on a firm, economy and emergency basis, as do the members of the SPP.

         SEASONALITY
         Sales of electricity by the U.S. Electric Operating Companies tend to increase during warmer summer months and, to a lesser extent, cooler winter months, because of higher demand for power.

         FRANCHISES
         The U.S. Electric Operating Companies hold franchises to provide electric service in various municipalities in their service areas. These franchises have varying provisions and expiration dates including, in some cases, termination and buy-out provisions. CSW considers the U.S. Electric Operating Companies' franchises to be adequate for the conduct of their business.

FUEL SUPPLY

         GENERAL
         The U.S. Electric Operating Companies' present net dependable summer rating power generation capabilities and the type of fuel used are set forth in FACILITIES, PLANTS AND PROPERTIES above. The fuel mix of the U.S. Electric Operating Companies' generating capability and generation mix for 1996 is set forth in the tables presented below.

Aggregate Capability
  (MW)                   CSW        CPL         PSO       SWEPCO        WTU
----------------------------------------------------------------------------

Natural Gas             8,455      3,047       2,617       1,788       1,003
Coal                    3,885        685       1,006       1,824         370
Lignite                   821         --          --         821          --
Nuclear                   630        630          --          --          --
Hydro and Oil              42          6          25          --          11
                      ------------------------------------------------------
                       13,833      4,368       3,648       4,433       1,384
Plant in Storage          358        108         250          --          --
                      ------------------------------------------------------
Total                  14,191      4,476       3,898       4,433       1,384
                      ------------------------------------------------------

Generation Mix
  (as a % of MWH)        CSW        CPL         PSO       SWEPCO        WTU
---------------------------------------------------------------------------

Natural Gas                39        49          49          17          57
Coal                       43        25          51          54          43
Lignite                    10        --          --          29          --
Nuclear                     8        26          --          --          --
Hydro and Oil              --        --          --          --          --
                      -----------------------------------------------------
                          100       100         100         100         100
                      -----------------------------------------------------

         While the CSW-installed capacity of natural gas-fired units is higher than the capacity of solid-fuel units, the primary determinant for utilization is fuel cost. Consequently, as solid-fuel prices were substantially less than natural gas in 1996, the utilization of solid-fuel units was higher than natural gas-fueled units.

         NATURAL GAS
         The U.S. Electric Operating Companies purchase their natural gas from a number of suppliers operating in and around their service territories. In 1996, approximately 45% of the U.S. Electric Operating Companies' total natural gas purchases were made under long-term contracts and approximately 55% came from short-term contracts and spot market purchases.

       1-18
         CPL
         CPL's eight gas-fired electric generating plants are supplied by a portfolio of long-term and short-term natural gas purchase agreements through multiple natural gas pipeline systems. Approximately 60% of CPL's total natural gas requirements in 1996 were purchased under long-term arrangements representing both purchase obligations and discretionary purchases. The balance of CPL's natural gas requirements was acquired under short-term arrangements from the spot market.

         PSO
         PSO's six gas-fired electric generating plants are supplied by a portfolio of long-term and short-term natural gas purchase agreements. In 1996, approximately 54% of PSO's natural gas requirements were provided under firm contracts with the remaining requirements acquired from the spot market. These natural gas supplies were transported to PSO facilities through the pipeline system of Transok, a former affiliate. In accordance with an order issued by the Oklahoma Commission in 1991, which required a phase-in of competitive bidding of natural gas transportation requirements, PSO has entered into a five-year natural gas transportation and sales agreement with ONEOK Gas. During 1997, ONEOK will build pipelines to three of PSO's six natural gas-fired generating stations and will begin providing natural gas transportation and supply on January 1, 1998. CSW and PSO do not expect the sale of Transok to have an adverse impact in its ability to secure natural gas in the future. Negotiations are currently in progress with third party pipelines to provide additional pipeline interconnections to other natural gas suppliers besides Transok.

         SWEPCO
         SWEPCO purchased approximately 89% of its natural gas requirements in 1996 pursuant to spot purchase contracts. Due to the peaking operation of SWEPCO's five gas-fired electric generating plants, a majority of SWEPCO's natural gas requirements will continue to be purchased on the spot market and will be subject to market conditions.

         WTU
         WTU purchases its natural gas requirements from numerous suppliers. The most significant contract is the long-term firm contract with Lone Star Gas Company which provided approximately 11% of WTU's total natural gas requirements in 1996. WTU purchased approximately 9% of its natural gas requirements from supplemental firm contracts with several suppliers and the remaining 80% was purchased from a number of suppliers on the spot market.

         COAL AND LIGNITE
         The U.S. Electric Operating Companies purchase coal from a number of suppliers. In 1996, approximately 80% of the U.S. Electric Operating Companies' total coal purchases were supplied under long-term contracts with the balance procured on the spot market. The coal for the CSW U.S. Electric system plants comes primarily from Wyoming or Colorado mines which are located between 1,000 and 1,700 rail miles from the generating plants.

         OKLAUNION - CPL, PSO AND WTU
         The jointly-owned Oklaunion plant is supplied coal under a coal supply contract with Caballo Coal Company. Approximately 67% of the total 1996 Oklaunion coal requirements for WTU, 67% for CPL, and 68% for PSO were supplied under the Caballo Coal Company contract with the balance procured on the spot market. As of December 31, 1996, CPL's share of the year-end 1996 coal inventory at Oklaunion was approximately 49,632 tons, representing approximately a 65-day supply. PSO's share was approximately 91,053 tons, representing approximately a 59-day supply. WTU's share was approximately 349,277 tons, representing approximately a 65-day supply.

         Coal needed at Oklaunion is transported in Burlington Northern supplied rail cars pursuant to a tariff filed with the Interstate Commerce Commission, whose authority in the matter was transferred to the STB effective January 1, 1996. In a decision issued May 3, 1996, the STB declared the rate set forth in Burlington Northern's tariff of $19.36 per ton to be unreasonably high and made

       1-19
certain other rulings having the effect of limiting the rate to a maximum of $13.68 per ton. On July 2, 1996, Burlington Northern established such rate for the transportation of coal to Oklaunion. Burlington Northern has appealed the May 3, 1996, decision and a related June 25, 1996, decision to the U.S. Court of Appeals for the District of Columbia Circuit. If the STB decisions are upheld, WTU will be entitled to recovery, with interest, of excess charges between the expiration of the contract and July 2, 1996. If the STB decisions are not upheld, WTU will be required to reimburse Burlington Northern, with interest, for the amount, if any, by which the rate ultimately determined to apply, up to its tariff rate, exceeds the amount charged to WTU. WTU does not believe resolution of this matter will have a material impact on its results of operations or financial condition.

         COLETO CREEK - CPL
         CPL has a long-term coal supply agreement with Colowyo Coal Company covering approximately 25% of the coal requirements of its Coleto Creek plant. During 1996, this agreement was suspended and replaced with an agreement pursuant to which both coal and coal transportation, using CPL-owned rail cars, were provided by Colowyo Coal Company which, in turn, entered into transportation arrangements with Southern Pacific Transportation Company. Approximately 70% of Coleto Creek's requirements were furnished under this agreement. The balance of the plant's requirements consisted of carry-over tonnage shortfalls under the long-term Colowyo Contract and spot purchases of Powder River Basin Coal that were delivered under spot rail transportation agreements. At December 31, 1996, CPL had approximately 171,000 tons of coal in inventory at Coleto Creek, representing approximately a 27-day supply.

         CPL has entered into an agreement with Colowyo Coal Company for deliveries in 1997 that is similar to the 1996 agreement. After 1997, CPL intends to utilize Powder River Basin coal for all or a portion of the Coleto Creek plant requirements and will transport such coal either in common carrier rail service or pursuant to negotiated rail transportation arrangements. Powder River Basin coal is transported approximately 1,700 miles, using either Burlington Northern or Union Pacific as the originating carrier and Southern Pacific Transportation Company as the destination carrier.

         Southern Pacific Transportation Company is currently the only rail carrier with access to the Coleto Creek Plant. In 1994, CPL instituted a proceeding at the Interstate Commerce Commission requesting a reasonable rate for the 16 mile movement from Victoria, Texas, a station served by another carrier, to Coleto Creek. Southern Pacific Transportation Company moved to dismiss the complaint and, in a decision issued December 31, 1996, the STB granted the motion. CPL has appealed this decision to the U.S. Court of Appeals for the Eighth Circuit.

         NORTHEASTERN STATION - PSO
         PSO has a contract with Kerr-McGee Coal Corporation, which substantially covers the coal supply for PSO's Northeastern Station coal units through at least 2004. Coal delivery is by unit trains from mines located in the Gillette, Wyoming vicinity, a distance of about 1,100 rail miles from Northeastern Station. PSO owns sufficient rail cars and spares for operation of six unit trains. Coal is transported to Northeastern Station pursuant to a long-term contract with Burlington Northern. The plant also has physical access to deliveries from Union Pacific. At December 31, 1996, PSO had approximately 321,000 tons of coal in inventory at Northeastern Station representing approximately a 28-day supply.

         WELSH AND FLINT CREEK - SWEPCO
         Long-term coal supply for SWEPCO's Welsh plant and its 50 percent-owned Flint Creek plant is provided under a contract with Cyprus/Amax. Coal under this contract is mined near Gillette, Wyoming, a distance of about 1,500 and 1,100 miles, respectively, from the Welsh and Flint Creek plants. Coal is delivered to the plants under rail transportation contracts with Burlington Northern and the Kansas City Southern Railroad Company having expiration dates ranging between 1997 and 2007. SWEPCO owns or leases under long-term leases sufficient railcars and spares for operation of twelve unit trains. SWEPCO has supplemented its railcar fleet from time to time with short-term leases. At December 31, 1996,

       1-20
SWEPCO had coal inventories of 1,175,000 tons at Welsh representing approximately a 58-day supply and 437,000 tons at Flint Creek representing approximately a 52-day supply. See ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and ITEM 8-NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional information.

         PIRKEY AND DOLET HILLS - SWEPCO
         SWEPCO has acquired lignite leases covering an aggregate of about 27,000 acres near the Henry W. Pirkey power plant. Sabine Mining Company is the contract miner of these reserves. At December 31, 1996, 213,000 tons of lignite were in SWEPCO's inventory at the Pirkey plant representing a 19-day supply. Another 25,000 acres are jointly leased in equal portions by SWEPCO and Central Louisiana Electric Company in the Dolet Hills area of Louisiana near Dolet Hills Power Plant. The Dolet Hills Mining Venture is the contract miner for these reserves. At December 31, 1996, SWEPCO had approximately 177,000 tons of lignite in inventory at the Dolet Hills plant representing a 34-day supply. In the opinion of the management of SWEPCO, the acreage under lease in these areas contains sufficient reserves to cover the anticipated lignite requirements for the estimated useful lives of the lignite-fired plants.

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

         CPL and the other STP participants have entered into contracts with suppliers for uranium concentrate and conversion service sufficient for the operation of both STP units through May 1998. Additional flexible contracts are in place to provide 50% of the uranium concentrate and 100% of the conversion service needed for STP from mid-1998 through mid-1999. Enrichment contracts were secured for a 30-year period from the initial operation of each unit. The STP participants have canceled the enrichment requirements for the period from October 2000 to September 2006 under a ten year no cost termination provision of the enrichment contract. The STP participants believe that other, lower cost options will be available in the future. Also, fuel fabrication services have been contracted for operation through 2005 for Unit 1 and 2006 for Unit 2. Although CPL and the other STP owners cannot predict the availability of uranium and related services, CPL and the other STP owners do not currently expect to have difficulty obtaining uranium and related services required for the remaining years of STP operation.

         The Energy Policy Act has provisions for the recovery of a portion of the costs associated with the decommissioning and decontamination of the gaseous diffusion plants used in the enrichment process. These costs are being recovered on the basis of enrichment services purchased by utilities from the DOE prior to October of 1992. The total annual assessment for all domestic utilities is limited to $150 million per federal fiscal year and assessable until October 2007. The STP assessment will be approximately $2.0 million each year with CPL's share being 25.2% of the annual STP assessment.

         The Nuclear Waste Policy Act of 1982, as amended, requires the DOE to develop a permanent high level waste disposal facility for the storage of spent nuclear fuel by 1998. The DOE last estimated that the permanent facility will not be available until 2010. The DOE will be taking possession of all spent fuel generated at STP as a result of a contract CPL and other STP participants have entered into with the DOE. STP has on-site storage facilities with the

       1-21
capability to store all the spent nuclear fuel generated by the STP units over their lives. Therefore, the DOE delay in providing the disposal facility will not impact the operation of the STP units. Under provisions of the Nuclear Waste Policy Act of 1992, a one-mill per KWH assessment on electricity generated and sold from nuclear reactors funds the DOE waste disposal program.

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

         GOVERNMENTAL REGULATION
         The price and availability of each of the foregoing fuel types are significantly affected by governmental regulation. Any inability in the future to obtain adequate fuel supplies or adoption of additional regulatory measures restricting the use of such fuels for the generation of electricity might affect the CSW U.S. Electric system's ability to economically meet the needs of its customers and could require the U.S. Electric Operating Companies to supplement or replace, prior to normal retirement, existing generating capability with units using other fuels. This would be impossible to accomplish quickly, would require substantial additional expenditures for construction and could have a significant adverse effect on CSW's and/or the U.S. Electric Operating Companies' financial condition and results of operations.

         FUEL COSTS AND CONSUMPTION
         Additional fuel cost data for the CSW U.S. Electric system appears under U.S. ELECTRIC OPERATING STATISTICS above. Average fuel costs and consumption by fuel type for 1996 are presented in the following table.

                            Average
                            Cost per           Consumption
Fuel Type                    MMbtu              (millions)
-------------------------------------------------------------------
                                      MMbtus       Mcfs        Tons
CPL
Natural gas                  $2.25      105         102
Coal                          1.43       51                      3
Nuclear                       0.55       54
Composite                     1.62

PSO
Natural gas                  $2.84       74          72
Coal                          1.26       78                      4
Composite                     2.04

SWEPCO
Natural gas                  $2.64       39          39
Coal                          1.77      116                      7
Lignite                       1.13       63                      5
Composite                     1.76

WTU
Natural gas                  $2.37       38          38
Coal                          1.46       28                      2
Composite                     2.02

CSW
Natural gas                  $2.50      256         251
Coal                          1.54      273                     16
Lignite                       1.16       63                      5
Nuclear                        .55       54
Composite                     1.81

       1-22
         The Registrants are unable to reliably predict the future cost of fuel (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See ITEM 7-MD&A and ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information concerning fuel costs.


ENVIRONMENTAL MATTERS

         The U.S. Electric Operating Companies and CSW Energy are subject to regulation with respect to air and water quality and solid waste standards and other environmental matters by various federal, state and local authorities. These authorities have continuing jurisdiction in most cases to require modifications in the U.S. Electric Operating Companies' and CSW Energy facilities and operations. Changes in environmental statutes or regulations could require substantial additional expenditures to modify the U.S. Electric Operating Companies' facilities and operations and CSW Energy could have a material adverse effect on CSW's and each of the U.S. Electric Operating Companies' and CSW Energy's results of operations and financial condition. Violations of environmental statutes or regulations can result in fines and other costs.

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

         In 1990, the U.S. Congress amended the Clean Air Act. CAAA places varying restrictions on the emission of sulfur dioxide from gas-, coal- and lignite-fired generating plants. Beginning in the year 2000, the U.S. Electric Operating Companies will be required to hold allowances in order to emit sulfur dioxide. The EPA issues allowances to owners of existing generating units based on historical operating conditions. Based on the CSW U.S. Electric system facilities plan, CSW believes that the U.S. Electric Operating Companies' allowances are adequate to meet their needs at least through 2008. Public and private markets are developing for trading of excess allowances.

         As a result of requirements imposed by the CAAA, CSW expects to spend approximately $1.7 million over a three year period from 1995 to 1997 for annual testing of, software modifications to, and maintenance of continuous emission monitoring equipment. Of this, approximately $0.5 million was spent in 1995 and $0.6 million in 1996.

         The expected expenditures to meet CAAA requirements and the 1996 and 1995 expenditures for each of the U.S. Electric Operating Companies are presented in the following table.

                                              CPL      PSO      SWEPCO     WTU
                                            ----------------------------------
                                                        (thousands)

Total expected expenditures (1995-1997)     $540      $329      $488      $309
Expenditures in 1996                         190       108       172       112
Expenditures in 1995                         146        98       131        86

          The CAAA also directed the EPA to issue regulations governing nitrogen oxide emissions and require government studies to determine what controls, if any, should be imposed on utilities to control air toxics emissions. The acid rain rules have not been released; accordingly, the impact on CSW and the U.S. Electric Operating Companies cannot be determined at this time.


       1-23
          Under the Acid Rain Title IV rules of the CAAA for nitrogen oxide control for coal units, the U.S. Electric Operating companies have early-elected their units under an optional provision. This will eliminate any capital expenses through 2007, if alternate standards are met.

         WATER QUALITY
         Water quality is subject to the jurisdiction of each of the state regulatory authorities in which the U.S. Electric Companies operate as well as the EPA. These authorities have jurisdiction over all wastewater discharges into state waters and also for establishing water quality standards and issuing waste control permits covering discharges which might affect the quality of state waters. The EPA has jurisdiction over point source discharges through the National Pollutant Discharge Elimination System provisions of the Clean Water Act.

         RCRA AND CERCLA
         The RCRA and the Arkansas, Louisiana, Oklahoma and Texas solid waste rules provide for comprehensive control of all solid wastes from generation to final disposal. The appropriate state regulatory authorities in the states in which the U.S. Electric Companies operate have received authorization from the EPA to administer the RCRA solid waste control program for their respective states.

         The operations of the U.S. Electric Companies, like those of other utility systems, generally involve the use and disposal of substances subject to environmental laws. CERCLA, the federal "Superfund" law, addresses the cleanup of sites contaminated by hazardous substances. Superfund requires that PRPs fund remedial actions regardless of fault or the legality of past disposal activities. PRPs include owners and operators of contaminated sites and transporters and/or generators of hazardous substances. Many states have similar laws. Theoretically, any one PRP can be held responsible for the entire cost of a cleanup. Typically, however, cleanup costs are allocated among PRPs.

         CSW's subsidiaries incur significant costs for the handling, transportation, storage and disposal of hazardous and non-hazardous waste materials. Unit costs for waste classified as hazardous exceed by a substantial margin unit costs for waste classified as non-hazardous.

         The U.S. Electric Operating Companies, like other electric utilities, produce combustion and other generation by-products, such as ash, sludge, slag, low-level radioactive waste and spent nuclear fuel. The U.S. Electric Operating Companies own distribution poles treated with creosote or other substances. The EPA currently exempts coal combustion by-products from regulation as hazardous wastes. Distribution poles treated with creosote or other substances are not expected to exhibit characteristics that would cause them to be hazardous waste. In connection with their operations, the U.S. Electric Operating Companies also have used asbestos, PCBs and materials classified as hazardous waste. If additional by-products or other materials generated or used by companies in the CSW U.S. Electric system were reclassified as hazardous wastes, or other new laws or regulations concerning hazardous wastes or other materials were put in effect, CSW System disposal and remedial costs could increase materially. The EPA is expected to issue new regulations stating whether certain other materials will be classified as hazardous.

         PSO SAND SPRINGS/GRANDFIELD, OKLAHOMA SITES
         In 1989, PSO investigated a Sand Springs, Oklahoma PCB storage facility and found some PCB contamination. The cleanup plan was approved by the EPA and cleanup of the facility began in November 1994. In October 1996, EPA filed a complaint against PSO alleging PSO failed to comply with provisions of the Toxic Substances Control Act. The complaint has three counts, two of which pertain to the Sand Springs facility and the third deals with a substation in Grandfield, Oklahoma. The EPA alleges improper disposal of PCBs at the Sand Springs site due to the length of time between discovery of the contamination and the actual cleanup at the site. The complaint at the Grandfield site relates to failure to date PCB articles at the site. The total proposed penalty for the three counts is $479,500 which has been accrued by PSO. PSO has filed a response to the complaint and is currently awaiting an answer from the EPA. PSO is unable to predict the outcome of this matter.

       1-24


         PSO COMPASS INDUSTRIES SUPERFUND SITE
         PSO has received notice from the EPA that it is a PRP under CERCLA and may be required to share in the reimbursement of cleanup costs for the Compass Industries Superfund site which has been remediated. PSO has been named defendant in a lawsuit filed in Federal District Court in Tulsa, Oklahoma on August 29, 1994, for reimbursement of the cleanup costs. PSO's degree of responsibility, if any, as a de minimis party appears to be insignificant and management expects that PSO will have an opportunity to pay its share of costs and remove itself from the case. Accordingly, in 1995, PSO accrued a $100,000 liability for this matter.

         On March 19, 1996, a district judge ruled in favor of the defendants on a summary judgment that the plaintiffs do not have a cause of action under CERCLA and that the only action allowed the plaintiffs is a right to contribution on funds expended after August 29, 1991. This severely limits PSO's liability since most of the remediation was completed prior to this date. In October, 1996, the plaintiffs appealed this ruling, and PSO is awaiting the outcome of this matter.

         PSO ASH CREEK COAL MINE RECLAMATION
         In August 1994, PSO received approval from the Wyoming Department of Environmental Quality to begin reclamation of a coal mine in Sheridan, Wyoming, owned by Ash Creek, a wholly owned subsidiary of PSO. Ash Creek recorded a $3 million liability in 1993 for the estimated reclamation costs and subsequently accrued an additional $500,000 in 1995. Actual reclamation work was completed in August, 1996, at a total cost of $3.6 million. Surveillance monitoring will continue for ten years after final reclamation. Management believes that ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

         SWEPCO BILOXI, MISSISSIPPI MGP SITE
         SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as on the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, whose ensuing comments requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not feel that cleanup to a residential scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary.

         The MDEQ has not agreed to a non-residential future land use scenario as of this date and has requested further testing. Following the additional testing and resolution of whether cleanup is necessary to meet a residential usage scenario or if cleanup to a commercial/industrial scenario is appropriate, a feasibility study will be conducted to more definitively evaluate remedial strategies for the property. This will require public input prior to a final decision being made.

         A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has incurred to date approximately $200,000 for its portion of the cleanup of this site and anticipates that an additional $2 million may be required. Accordingly, SWEPCO has accrued $2 million for the cleanup.

         SWEPCO SUSPECTED MGP SITE IN TEXARKANA, ARKANSAS
         SWEPCO owns a suspected former MGP site in Texarkana, Arkansas. The EPA ordered an initial investigation of this site. The contractor who performed the investigation of the site recommended to the EPA that no further action be taken. SWEPCO discovered that an underground storage tank in place at the site was leaking and removed the tank in early 1995. Based on soil and ground water quality results, SWEPCO received a closure letter for this project.

       1-25
         SWEPCO SUSPECTED MGP SITE IN MARSHALL, TEXAS
         SWEPCO owns a suspected former MGP site in Marshall, Texas. SWEPCO notified the TNRCC that evidence of contamination was found at the site. After soil, groundwater and other testing were completed during 1993 through 1995 with satisfactory results, SWEPCO proceeded with closure of the site with the TNRCC. Costs related to the site were substantially less than the preliminary $2 million estimate that was accrued in 1993. In 1996, both the TNRCC and the EPA approved SWEPCO's closure request.

         SWEPCO VODA PETROLEUM SUPERFUND SITE
         On April 10, 1996, SWEPCO received correspondence from the EPA providing notification that SWEPCO is a PRP to a cleanup action planned for the Voda Petroleum Superfund Site located in Clarksville, Texas. At this time, SWEPCO is conducting a records review to compile documentation relating to SWEPCO's past use of the Voda Petroleum site. The proposed cleanup of the site is estimated by the EPA to cost approximately $2 million and to take approximately twelve months to complete. An opportunity for over 30 PRPs to conduct the cleanup in lieu of EPA conducting the cleanup is under consideration. SWEPCO's liability associated with this project is not expected to be material.

         EMFS
         Research is ongoing whether exposure to EMFs may result in adverse health effects. Although a few of the studies to date have suggested certain associations between EMFs and some types of effects, the research to date has not established a cause-and-effect relationship between EMFs and adverse health effects from electric lines. CSW cannot predict the impact on CSW or the electric utility industry if further investigations or proceedings were to establish that the present electricity delivery system is contributing to increased risk or incidence of health problems.

         OTHER ENVIRONMENTAL MATTERS
         From time to time the Registrants are made aware of various other environmental issues or are named as a party to various other legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on CSW's or any of the U.S. Electric Operating Companies' results of operations or financial condition.

         See ITEM 7-MD&A, ITEM 8-NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and ITEM 8-NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for additional information relating to environmental matters.


UNITED KINGDOM OPERATIONS

GENERAL

         SEEBOARD's primary regulated businesses are the distribution and supply of electricity within its Southeast England service area. During 1996, these two businesses jointly generated approximately 97.6% of SEEBOARD's operating profits on sales of 19.4 billion KWH for the distribution business and 16.0 billion KWH for the supply business. SEEBOARD is also involved in other activities, including gas supply, electricity generation, electrical contracting and retailing. See ITEM 7-MD&A for additional information regarding the acquisition of SEEBOARD and also SEEBOARD's operating results.



       1-26


DISTRIBUTION AND SUPPLY BUSINESSES

         SERVICE AREA
         SEEBOARD's service area covers approximately 3,000 square miles in Southeast England, extending from the outlying areas of London to the English Channel, and including large towns such as Kingston-upon-Thames, Croydon, Crawley, Maidstone, Ashford and Brighton, as well as substantial rural areas. The area has a population of approximately 4.6 million people with significant portions of the area, such as south London, having a high population density. Over the past 25 years, the services sector of the area's economy has become increasingly important, while the industrial sector has been in decline. There has been considerable commercial development in a number of towns in the area over the last ten years, in particular in the areas around Gatwick Airport and the English Channel ports.

         DISTRIBUTION BUSINESS
         Distribution is the core business of SEEBOARD and involves the distribution of electricity to consumers over SEEBOARD's distribution system. Electricity is transported from generating plants across the United Kingdom via the National Grid system to supply points within SEEBOARD's geographical area where it is then transformed down and enters SEEBOARD's distribution system. Almost all of the electricity that enters SEEBOARD's system is received at these National Grid supply points. However, a small amount of electricity is received from power stations within SEEBOARD's geographical area. At December 31, 1996, SEEBOARD's distribution system consisted of approximately 7,650 miles of overhead lines and approximately 19,900 miles of underground cables. The bulk of SEEBOARD's tangible fixed assets is currently employed in the distribution business.

         SUPPLY BUSINESS
         SEEBOARD's supply business consists of the bulk purchase of electricity and its sale to customers. The majority of electricity sold by SEEBOARD in its supply business is purchased through a pool created in 1990 for the bulk trading of electricity. Pool prices are variable and difficult to predict. Accordingly, in an effort to control exposure to prices, SEEBOARD has a portfolio of contracts with major generators as a means of hedging price fluctuations in the pool. The physical delivery of electricity via SEEBOARD's distribution network results in a cost to the supply business and income to the distribution business.

         SEEBOARD currently has the sole right to supply substantially all of the consumers in its authorized area, except where demand is above 100 KW. As a part of the restructuring of the electricity industry in the United Kingdom, competition is being introduced into the market for electricity supply on a phased basis. The threshold for competitive supply was reduced from 1 MW to 100 KW effective April 1, 1994. SEEBOARD, as well as other licensed suppliers (second-tier license), are permitted to supply electricity to customers whose peak demand exceeds 100 KW in the areas of other regional electricity companies. All holders of a second-tier license, including SEEBOARD, who supply electricity to non-franchise customers (i.e., demand of 100 KW or above) must pay charges to the host regional electricity company for the use of its distribution network. It is currently intended that, effective April 1, 1998, the regional electricity companies' supply businesses, including SEEBOARD's, will no longer be protected by a franchise. SEEBOARD has always been a strong supporter of extending competition in electricity whenever feasible and practicable. To date, SEEBOARD has established a profitable business in supplying customers outside of its franchise area. While SEEBOARD is currently unable to predict the impact that the transition in 1998 to full competition will have on its electricity supply business, its primary objective is one of profit and not market share.

         SEASONALITY
         The sale of electricity by SEEBOARD tends to increase during colder winter months because of a higher demand for power.



       1-27


         REGULATION
         The distribution and supply businesses of SEEBOARD are principally regulated by the Electricity Act of 1989 and by the conditions contained in SEEBOARD's public electricity supply license. The public electricity supply license generally continues until at least 2025, although it may be revoked upon 25 years prior notice after 2000. In addition, the public electricity supply license may be revoked by the United Kingdom's Secretary of State in certain specified circumstances.

         Most of the income of the distribution business is regulated by a formula set by the DGES based upon, among other factors, the UK RPI. The formula generally sets a cap on the average price per unit distributed, with allowed annual increases based upon changes in the UK RPI plus a percentage factor set from time to time by the DGES, which was initially set at 0.75%. In August 1994, the DGES announced that SEEBOARD's allowed per unit price would be reduced by 14% effective April 1, 1995 and that increases, or if applicable, decreases, in the allowed per unit price in subsequent years would be based upon changes in the UK RPI minus 2%. In July 1995, the DGES announced a further revision to SEEBOARD's price controls which further reduced the allowed per unit price by 13%, effective April 1, 1996, and restricts increases, or if applicable, requires decreases, in the allowed per unit price in each of the three subsequent years based upon changes in the UK RPI minus 3%. The DGES is not scheduled to review the allowed distribution charges for the regional electricity companies, including SEEBOARD, until 2000, although the DGES may reopen the review before such time under certain circumstances.

         The prices charged by SEEBOARD in its franchise supply business are also determined from a formula set from time to time by the DGES. The formula generally provides for the pass through to customers of certain costs incurred by SEEBOARD in supplying the electricity, which include electricity purchase costs, transmission charges, and distribution costs, together with an allowed margin as determined by the DGES. Under the current formula, SEEBOARD is permitted annual increases, or if applicable, decreases, in its allowed margin by an amount equal to the UK RPI minus 2%. The DGES is not scheduled to review the allowed supply charges for the regional electricity companies, including SEEBOARD, until 1998.

         The Conservative Party has held power in the United Kingdom since 1979. The next general election in the United Kingdom must be held no later than May 1997, and may be called upon approximately three weeks notice at any time before then. If the Labour Party, which is the main opposition party, takes control, it may introduce certain policies, including a windfall tax on excess profits of privatized utilities. There can be no assurance that the policies of the United Kingdom's government after the next general election, by whichever party it is controlled, will not have a material adverse effect on CSW's consolidated results of operations or financial condition.

OTHER BUSINESSES

         In addition to its distribution and supply businesses, SEEBOARD is also engaged in other activities, including gas supply, electricity generation, electrical contracting and retailing. SEEBOARD's gas supply business was established in 1993 to compete in the competitive commercial and industrial markets. In 1995, SEEBOARD entered into a joint venture with Amoco to take advantage of the extension of competition into the United Kingdom natural gas domestic market. Through the joint venture, SEEBOARD will be able to supply natural gas throughout the United Kingdom. SEEBOARD's electricity generation business is conducted through its 37.5% interest in Medway Power Ltd's 675 MW gas-fired power plant located on the Isle of Grain on the Thames estuary in Kent. SEEBOARD also provides electrical contracting services as both a primary contractor and subcontractor to a variety of industrial, commercial and domestic customers. These operations are primarily in Southeast England but include a growing national element. Finally, SEEBOARD conducts an electrical retailing business through its chain of retail appliance shops and superstores. Although the retail business remains concentrated in SEEBOARD's authorized service area, a small number of superstores have been developed successfully outside of the region.

       1-28
ENVIRONMENTAL REGULATION

         SEEBOARD's operations are subject to regulation with respect to water quality standards and other environmental matters by various authorities within the United Kingdom. Under certain circumstances, these authorities may require modifications to SEEBOARD's facilities and operations or impose fines and other costs for violations of applicable statutes and regulations. From time to time SEEBOARD is made aware of various environmental issues or is named as a party to various legal claims, actions, complaints or other proceedings related to environmental matters. Management does not expect disposition of any such pending environmental proceedings to have a material adverse effect on CSW's consolidated results of operations or financial condition.


NON-UTILITY OPERATIONS

CSW ENERGY

         CSW Energy develops, owns and operates independent power and cogeneration facilities, subject to regulatory approval. The table below summarizes CSW Energy's participation in projects as of December 31, 1996.


                                         CAPACITY    COMMERCIAL
                                          (IN MW)    OPERATION    OWNERSHIP    THERMAL
PROJECT          LOCATION         TOTAL  COMMITTED     DATE       INTEREST       HOST             HOST UTILITY
-----------------------------------------------------------------------------------------------------------------------
Brush II         Brush, CO         68       68      January 1994     47%      Greenhouse      Public Service Company
                                                                                                   of Colorado
Ft. Lupton       Ft. Lupton, CO   272      272      June 1994        50%      Greenhouse      Public Service Company
                                                                                                   of Colorado
Mulberry         Polk County, FL  120      110      August 1994      50%       Distilled      Florida Power Corporation
                                                                          Water/Ethanol Plant
Orange Cogen     Polk County, FL  103       97      June 1995        50%     Orange Juice     Florida Power Corporation
                                                                              Processor       Tampa Electric Company
Newgulf          Wharton, TX       85       --      Mid 1997 (2)    100%         IPP              Merchant plant

Phillips Sweeny  Sweeny, TX       330       90 (1)  Mid 1998 (2)    100%(3)    Refinery           Undetermined (1)

(1) The Phillips Sweeny project has the unexercised option to sell 90 MW of capacity to Phillips Petroleum Company.
(2)  Anticipated commercial operation date.
(3)  CSW Energy presently intends to sell a 50% ownership interest.

         Please refer to ITEM 7-MD&A for a discussion of Senior Notes issued by CSW Energy during 1996.

CSW INTERNATIONAL

         CSW International engages in international activities, including developing, acquiring, financing and owning EWGs and foreign utility companies. The company's most significant investment is SEEBOARD. For additional information related to SEEBOARD, see UNITED KINGDOM OPERATIONS.

         In July 1996, CSW International announced a joint venture with Alpek, through a subsidiary, to build, own and operate a 109 MW, gas-fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico. CSW International and Alpek each will have a 50% ownership in the project, Enertek, which is expected to commence commercial operation in the first quarter of 1998.

         In December 1996, CSW International acquired a minority interest in a Brazilian electric utility company which serves approximately 600,000 customers in an area of approximately 118,000 square miles.

       1-29
CSW COMMUNICATIONS

         CSW Communications, the first company to be granted "exempt telecommunications company" status by the FCC under the 1996 Telecommunications Act, was formed to provide communication services to the U.S.
Electric Operating Companies, non-affiliates and retail customers.

         CSW Communications presently owns and manages three fiber-optic lines for the sale of high-capacity, city-to-city circuits to telecommunications service providers. The three fiber-optic lines connect the South Texas cities of Corpus Christi, Harlingen and McAllen; the West Texas cities of Abilene and San Angelo; and Shreveport, Louisiana to Longview, Texas.

         CSW Communications is currently engaged in projects to provide communications-based energy management and utility management services. Since 1994, CSW Communications has been conducting a pilot project in Laredo, Texas to demonstrate the energy efficiency and cost savings that result from giving customers greater choice and control over their electric service. The project is based on services provided over a fiber-optic and coaxial cable network passing 5,000 homes. Approximately 800 customers are currently participating.

         During 1996, CSW Communications was awarded contracts to provide communications-based utility management systems for the cities of Georgetown and Austin, Texas. These systems will enable advanced energy management, water management and other communications based services to be delivered to electric and water customers of the municipal utilities in those cities. The Georgetown project will cover more than 10,000 customers and is expected to be completed in March 1998. The Austin project is currently a pilot project covering a limited number of customers.

ENERSHOP

         EnerShop currently provides energy services to customers in Texas. These are services that help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis, project management, engineering design and equipment procurement and construction, third party financing and equipment leasing, savings and performance guarantees and performance monitoring. In 1996, EnerShop secured several contracts and has bids outstanding for several additional projects in 1997.

CSW CREDIT

         CSW Credit was originally formed to purchase, without recourse, accounts receivable from the U.S. Electric Operating Companies. The cash received by each U.S. Electric Operating Company from the sale of its accounts receivables reduces its working capital requirements. Additionally, CSW Credit's capital structure contains greater leverage than that of the U.S. Electric Operating Companies, consequently lowering CSW's overall cost of capital.

         Subsequent to its formation, CSW Credit's business expanded to include the purchase, without recourse, of accounts receivable from certain non-affiliated parties as long as the average twelve month rolling average of accounts receivables from non-affiliates remains less than 50% of the twelve month rolling average of total accounts receivables purchased by CSW Credit, which is a limitation imposed by the SEC under the Holding Company Act.

         When CSW sold Transok, CSW Credit lost a portion of affiliated accounts receivable business as well as the ability to conduct a corresponding amount of non-affiliated business, due to the 50% restriction. As a result, CSW Credit has applied for relief from the 50% restriction from the SEC. Until such relief is granted, CSW Credit may utilize an agreement to sell to a third party certain non-affiliated accounts receivable in excess of the 50% restriction. CSW Credit

       1-30
maintains the accounts receivables sale agreement to ensure compliance with the SEC restriction.

SALE OF TRANSOK

         For information related to the sale of Transok, a former wholly owned intrastate natural gas pipeline and gas marketing company, reference is made to
ITEM 7 - MD&A.


OTHER INFORMATION

EMPLOYEES AND EXECUTIVE OFFICERS

         The number of employees in the CSW System at December 31, 1996 is presented in the table below. Of the employees listed below, approximately 560 of the positions at PSO and 740 of the positions at SWEPCO are covered under collective bargaining agreements with the IBEW. In addition, approximately 2,600 employees at SEEBOARD are covered by collective agreements with several different unions. These unions include the Amalgamated Electrical and Engineering Union, GMB, Electrical Power Engineers Association, Unison and the Transport and General Workers Union. For information related to ongoing union negotiations at PSO, reference is made to ITEM 7 - MD&A.

                          CSW SYSTEM EMPLOYEES
          CPL                                            1,801
          PSO                                            1,337
          SWEPCO                                         1,665
          WTU                                              994
          SEEBOARD                                       4,154
          CSW ENERGY                                        91
          CSW COMMUNICATIONS                                26
          ENERSHOP                                          15
          CSW SERVICES                                   1,354
                                                     ---------
                                                        11,437
                                                     ---------



EXECUTIVE                  Age at
OFFICERS                March 1, 1997  Present Position
-------------------------------------------------------------------------------

E. R. Brooks                 59        Chairman,  President and CEO, Director

T. V. Shockley, III          51        Executive Vice President, Director

Glenn Files                  49        Executive Vice President, Director

Ferd. C. Meyer, Jr.          56        Senior Vice President and General Counsel

Glenn D. Rosilier            49        Senior Vice President and Chief Financial
                                       Officer

Thomas M. Hagan              52        Senior Vice President External Affairs

Venita McCellon-Allen        37        Senior Vice President Corporate
                                       Development

Kenneth C. Raney             45        Associate General Counsel and Corporate
                                       Secretary

Wendy G. Hargus              39        Treasurer

Lawrence B. Connors          45        Controller

The information in the foregoing table is included in Part I pursuant to Regulation S-K, Item 401(b), Instruction 3. Each of the executive officers of CSW is elected to hold office until the first meeting of CSW's Board of Directors after the next annual meeting of stockholders. CSW's next annual meeting of stockholders is scheduled to be held April 17, 1997. Each of the executive officers listed in the table above has been employed by CSW or an affiliate of CSW in an executive or managerial capacity for more than the last five years.


       1-31
ITEM 2.     PROPERTIES.

         See ITEM 1. BUSINESS for a description of the Registrants' properties.



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



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.

CSW              None.
CPL              None.
PSO              None.
SWEPCO           None.
WTU              None.

       2-1

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.


CSW COMMON STOCK INFORMATION

                                1996                              1995
                    Market Price    Dividends         Market Price     Dividends
                  High        Low     Paid          High       Low       Paid
                -------------------------------    -----------------------------
First Quarter    $28 1/2    $26 3/8   43.5(cent)   $24 7/8   $22 3/8  43.0(cent)
Second Quarter    28 7/8     26 1/2   43.5          26 5/8    23 7/8      43.0
Third Quarter     28 1/2     25 3/4   43.5          26 3/8    24 1/8      43.0
Fourth Quarter    28         25 1/2   43.5          28 1/2    24 3/4      43.0

          CSW's common stock is traded under the ticker symbol CSR and listed on the New York Stock Exchange, Inc. and Chicago Stock Exchange, Inc. For 1996, the market price for CSW Common consists of closing prices whereas it includes all trades for 1995. Such prices were obtained from the composite listing of CSW Common trades as reported on Bloomberg Financial Commodities News.

         In January 1997, CSW's board of directors elected to maintain the quarterly dividend, payable on February 28, 1997, to stockholders of record on February 7, 1997, unchanged at $0.435 per share, or an indicated rate of $1.74 per year. The decision to hold the dividend constant marked an end to 45 years of consecutive increases in CSW's dividend. This decision is based upon several factors including CSW's goal to achieve a 75 percent dividend payout ratio and increased regulatory uncertainty facing both CSW and the electric utility industry. The decision to retain more earnings is expected to permit CSW to further strengthen its cash flow in order to fund utility and non-utility investments and support growing non-utility businesses.

         Cash dividends in the future will be dependent upon the policies of CSW's board of directors and CSW's earnings, financial condition and other factors. Traditionally, the CSW board of directors has declared dividends to be payable on the last business day of February, May, August, and November.

         There were approximately 74,000 record holders of CSW's common stock as of March 4, 1997. See NOTE 11. COMMON STOCK for a discussion of new common stock issued during 1996.


CPL, PSO, SWEPCO AND WTU COMMON STOCK INFORMATION

         All of the outstanding shares of common stock of the U.S. Electric Operating Companies are owned by CSW. Consequently, there is no market for their common stock. Cash dividends declared and paid to CSW on their common stock for 1996 and 1995 are presented in the following table.

                      CPL          PSO         SWEPCO         WTU
                   ------------------------------------------------
                                     (thousands)

1996                $128,000      $35,000      $44,000      $19,000
1995                 186,000       55,000      109,000       41,000

          During 1996, the common stock dividends paid to CSW by the U.S. Electric Operating Companies were lower than 1995 because of the lower earnings available for common stock during 1996. This resulted primarily from the establishment of reserves for previously incurred plant development costs at each of the U.S. Electric Operating Companies during 1996. For information

       2-2
related to restrictions on the ability of the U.S. Electric Operating Companies to pay dividends to CSW, see NOTE 8. LONG-TERM DEBT.



Reference is made to the page numbers noted in the table below for the locations of the following items:

ITEM 6.     SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                              Page Number
                                CSW    CPL      PSO    SWEPCO     WTU
                              -----------------------------------------
SELECTED FINANCIAL DATA         2-4    2-76    2-102    2-123    2-147
MD&A                            2-5    2-77    2-103    2-124    2-148
FINANCIAL STATEMENTS AND
   SUPPLEMENTARY DATA          2-34    2-92    2-113    2-137    2-160
REPORT OF INDEPENDENT PUBLIC
   ACCOUNTANTS                 2-72    2-99    2-120    2-144    2-167
REPORT OF MANAGEMENT           2-74    2-100   2-121    2-145    2-168

                             CENTRAL AND SOUTH WEST
                                   CORPORATION

SELECTED FINANCIAL DATA


         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CSW. All common stock data have been adjusted to reflect the two-for-one common stock split, effected by a 100% stock dividend paid on March 6, 1992. CSW sold Transok on June 6, 1996. CSW realized an after-tax gain on the sale of $120 million. Accounting rules require the classification of both the sale and the actual operating results prior to such sale as discontinued operations. Accordingly, Transok's operating results have been excluded from (i) Revenues, (ii) Income from continuing operations, and
(iii) EPS of common stock from continuing operations in all the years presented in the following table. In addition to the Transok reclassifications, certain other financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                     1996(1)   1995     1994   1993(2)   1992
                                    ------------------------------------------
                                    (millions, except per share and ratio data)
INCOME STATEMENT DATA
Revenues                             $5,155   $3,143   $3,105   $3,084  $2,793
Income from continuing operations       315      396      387      268     384
Income before cumulative effect of
   changes in accounting principles     315      396      387      281     384
Net income for common stock             429      402      394      308     382
EPS of common stock from continuing
   operations                         $1.43    $1.97    $1.95    $1.32   $1.92
EPS of common stock                   $2.07    $2.10    $2.08    $1.63   $2.03
Dividends paid per share of common
  stock                               $1.74    $1.72    $1.70    $1.62   $1.54
Average common shares outstanding     207.5    191.7    189.3    188.4   188.3

BALANCE SHEET DATA
Assets                              $13,332  $13,869  $11,066  $10,604   9,829
Long-term obligations (3)             4,057    3,948    2,975    2,807   2,722
Capitalization ratios
   Common stock equity                   47%      43%      48%      49%     49%
   Preferred stock                        4        4        5        6       6
   Long-term debt                        49       53       47       45      45

(1) Revenues in 1996 increased significantly due to the acquisition of SEEBOARD. Earnings in 1996 were significantly impacted by the establishment of reserves for certain investments at the U.S. Electric Operating Companies, the write-off of certain investments at CSW Energy and the gain realized on the sale of Transok.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $46 million cumulative effect of changes in accounting principles, the establishment of reserves for fuel and other properties and prior year tax adjustments.
(3) Long-term obligations includes long-term debt and preferred stock subject to mandatory redemption.


       2-5


CENTRAL AND SOUTH WEST CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         Reference is made to CSW's Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


OVERVIEW

         The electric utility industry is changing rapidly as it is becoming more competitive. In anticipation of increasing competition and fundamental changes in the industry, CSW's management is implementing a strategic plan designed to help position CSW to be competitive in this rapidly changing environment and to develop an emerging global energy business.

         CSW has undertaken key initiatives in the implementation of this overall strategy. In 1996, these initiatives were marked by the restructuring of CSW's core U.S. electric business, completion of the acquisition of SEEBOARD, an investment in a Brazilian electric distribution utility and implementation of an executive exchange agreement with a Philippine utility. In addition, CSW has proposed to acquire the non-nuclear generating assets of Cajun, a Louisiana member electric cooperative. In January 1997, CSW announced that its CSW Communications subsidiary had entered into a joint venture limited partnership to market telecommunications services. These events are discussed below and elsewhere in this report.

         CSW believes that, compared to other electric utilities, the CSW System is well positioned to capitalize on the opportunities and challenges of an increasingly deregulated and competitive market for the generation, transmission and distribution of electricity (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). The CSW System benefits from economies of scale by virtue of its size and is a reliable and relatively low-cost provider of electric power. More specifically, CSW seeks competitive advantages through its diverse and stable customer base, competitive prices for electricity, diversified fuel mix, extensive transmission interconnections, diversity of regulation and financial flexibility. See RECENT DEVELOPMENTS AND TRENDS for additional information.


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

OVERVIEW OF RESULTS

         CSW's earnings increased to $429 million in 1996 compared to $402 million in 1995. Although earnings increased, earnings per share decreased from $2.10 in 1995 to $2.07 in 1996 due to the issuance of additional shares of common stock during 1996. The return on average common stock equity was 12.1% in 1996 compared to 13.1% in 1995. U.S. Electric operations contributed approximately 57% of total earnings in 1996 and approximately 105% of total earnings in 1995. The lower percent for U.S. Electric operations is mostly attributed to the gain on the sale of Transok, higher earnings from CSW's investment in SEEBOARD and the recording of reserves at each of the U.S. Electric Operating Companies for certain investments and contingencies. CSW's investment in SEEBOARD contributed 24% of total earnings in 1996 as compared to 2% in 1995, reflecting a full year of earnings in 1996 compared to only a partial quarter in 1995.

       2-6
         Earnings increased in 1996 compared to 1995 due primarily to the gain from the sale of Transok, the additional earnings from CSW's investment in SEEBOARD, the absence of charges in 1996 related to the termination of the proposed El Paso Merger in June 1995 and the effect of the CPL 1995 Agreement. Also contributing to the increase were higher non-fuel electric revenues resulting from increased usage, customer growth and weather-related demand. Partially offsetting these increases in earnings were the recording of reserves by the U.S. Electric Operating Companies in June 1996 associated with certain investments and contingencies, write-offs of certain equity investments and other project development costs for CSW Energy, restructuring charges, the effect of the CPL 1996 Fuel Agreement, the asset reserves for the pending CPL rate case and the absence in 1996 of favorable tax adjustments made in 1995. For additional information relating to the reserves recorded in June 1996, see OTHER INCOME AND DEDUCTIONS. For further discussion of CPL's regulatory activities, see NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS. Increased depreciation and amortization, increased other operating expense, increased interest expense and the loss of Mirror CWIP earnings also reduced the increase in earnings. Significant items impacting 1996 earnings are listed below (in millions, net of tax).

     *   Gain on the Sale of Transok, $120
     *   Reserves for Certain Investments and Contingencies, $(104)
     *   CPL Pending Rate Case Write-offs, $(8)
     *   CPL 1996 Fuel Agreement, $(7)


OPERATING REVENUES

         Revenues increased approximately $2.0 billion or 64% in 1996 when compared to 1995. The revenue variances are shown in the following table.

                   1996 REVENUE VARIANCES
       INCREASE (DECREASE) FROM PRIOR YEAR, MILLIONS


U.S. Electric
   Fuel Revenues                                         $181
   CPL 1995 Agreement                                     112
   KWH Sales, Growth and Usage                             83
   KWH Sales, Weather-Related                              21
   WTU 1995 Stipulation and Agreement                      21
   Other Electric                                         (35)
   CPL 1996 Fuel Agreement                                (18)
                                                        -----
                                                          365
United Kingdom                                          1,640
Other Diversified                                           7
                                                        -----
                                                       $2,012
                                                        -----

         U.S. ELECTRIC REVENUES
         U.S. Electric revenues increased $365 million or 13% in 1996 compared to 1995. Total U.S. Electric KWH sales increased 4.2%, with increases in sales among all retail customer classes. Customer growth, increased usage and weather-related demand contributed to the increased revenues along with higher fuel revenues as discussed below. Also contributing to the increase was the absence in 1996 of reserves for refunds recorded in 1995 in accordance with the CPL 1995 Agreement and the WTU 1995 Stipulation and Agreement.



       2-7


         KWH sales to retail customers increased in 1996 as a result of customer growth, increased customer usage and weather-related demand. The percentage increases/(decreases) in U.S. Electric KWH sales in 1996 from 1995 are listed below.

         *   Residential, 6.0%
         *   Commercial, 3.6%
         *   Industrial, 4.9%
         *   Sales for Resale, (0.5)%
         *   Total Sales, 4.2%

         UNITED KINGDOM REVENUES
         CSW's operating revenues include $1.8 billion from a full year of revenues from CSW's investment in SEEBOARD for 1996 compared to $208 million of revenues for a partial quarter of operations in 1995.

         OTHER DIVERSIFIED REVENUES
         Other diversified revenues increased 13% to $59 million in 1996 as compared to $52 million in 1995 due primarily to increased revenues from CSW Energy projects, increased factoring revenues at CSW Credit and new revenues from CSW Communications and EnerShop.


OPERATING EXPENSES AND TAXES

         U.S. ELECTRIC FUEL
         During 1996 and 1995 the U.S. Electric Operating Companies generated most of their electric energy requirements. U.S. Electric fuel expense increased 15% to approximately $1.1 billion in 1996 at the U.S. Electric Operating Companies due primarily to an increase in the average unit cost of fuel to $1.81 per MMbtu in 1996 from $1.58 per MMbtu in 1995, reflecting higher natural gas prices. Partially offsetting this increase was a reduction in the delivered cost of coal at the U.S. Electric Operating Companies resulting from lower coal transportation costs and lower spot market coal prices.

         U.S. ELECTRIC PURCHASED POWER
         U.S. Electric purchased power increased $36 million to $77 million in 1996 due primarily to increased economy energy purchases at a higher cost per MWH.

         UNITED KINGDOM COST OF SALES
         CSW's operating expenses include $1.3 billion for cost of sales from a full year of United Kingdom operations in 1996 compared to $158 million recorded in United Kingdom cost of sales for a partial quarter of operations in 1995.

         OTHER OPERATING
         Other operating expenses in 1996 increased $228 million, or 41%, from 1995 due primarily to the addition in 1996 of a full year of operating expenses from CSW's investment in SEEBOARD as well as the impact in 1995 of $28 million of regulatory assets established for previously expensed restructuring charges and the reversal of rate case costs pursuant to the CPL 1995 Agreement. Also contributing to the increase was the recognition in 1995 of a $13 million regulatory asset for previously recorded restructuring charges in accordance with the WTU 1995 Stipulation and Agreement. Another factor contributing to increased other operating expense was a CSW restructuring charge recorded in 1996. For additional information on this restructuring, see CSW RESTRUCTURING. A $42 million reserve for deferred merger and acquisition costs was recorded in 1995 from the terminated El Paso Merger.



       2-8


         MAINTENANCE
         Maintenance expense decreased $5 million to $150 million in 1996 from $155 million in 1995 due primarily to a $10 million decrease in maintenance expense at CPL resulting from lower production and distribution maintenance. Partially offsetting this decrease was a $7 million increase in maintenance due to a write-down of production inventory at the U.S. Electric Operating Companies in 1996.

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization increased 31% to $464 million in 1996 from $353 million in 1995 due primarily to the addition of depreciable fixed assets and the goodwill amortization related to the purchase of SEEBOARD, as well as increases in depreciable fixed assets at the U.S. Electric Operating Companies. Also contributing to the increase were the amortization of the regulatory assets established in 1995 associated with the CPL 1995 Agreement and the WTU 1995 Stipulation and Agreement along with accelerated amortization of deferred Oklaunion plant costs in accordance with the WTU 1995 Stipulation and Agreement.

         TAXES, OTHER THAN INCOME
         Taxes, other than income increased 10% to $178 million in 1996 from $162 million in 1995. The increase was due primarily to lower 1995 ad valorem taxes resulting from revisions of prior year estimates recorded in 1995. Also contributing to the increase were higher ad valorem and state franchise taxes at SWEPCO in 1996. The higher ad valorem taxes resulted primarily from a higher state assessed value in Louisiana and the addition of the HVdc tie in Texas. The state franchise taxes increased due mainly to higher federal taxable income associated with Texas franchise tax.

         INCOME TAXES
         Income taxes increased $132 million to $224 million during 1996 compared to 1995. During 1995, income taxes were lower primarily due to adjustments relating to prior year taxes, as well as the tax effect from both the CPL 1995 Agreement and the WTU 1995 Stipulation and Agreement. Income taxes of $46 million were recorded for CSW's investment in SEEBOARD from a full year of operations in 1996 compared to $6 million for a partial quarter of operations in 1995.


OTHER ITEMS

         OTHER INCOME AND DEDUCTIONS
         Other income and deductions decreased $160 million in 1996 when compared to 1995 due primarily to charges recorded in June 1996 associated with certain investments for plant sites, engineering studies and lignite reserves for the U.S. Electric Operating Companies. See the U.S. ELECTRIC OPERATING COMPANY RESERVES table below for additional detail on these reserves. Other income and deductions was also lower as a result of certain write-offs recorded by CSW Energy. In addition, CPL's Mirror CWIP liability, which has now been fully amortized, contributed $41 million to income in 1995.

                 U.S. ELECTRIC OPERATING COMPANY RESERVES

                          Pre-tax effect   Income tax     Net income
                            on income       benefit        effect
                         -------------------------------------------
                                          (thousands)

            CPL              $(21,509)        $5,940       $(15,569)
            PSO               (51,109)        15,401        (35,708)
            SWEPCO            (29,700)         7,885        (21,815)
            WTU               (14,949)         4,003        (10,946)
                         ------------------------------------------
                             $(117,267)      $33,229       $(84,038)
                         ------------------------------------------



       2-9


         INTEREST CHARGES
         Interest on long-term debt increased $102 million or 46% during 1996 compared to 1995 due to higher levels of long-term debt outstanding related to the SEEBOARD acquisition. CSW's 1996 embedded cost of long-term debt was unchanged from 1995 at 7.2%. Interest on short-term debt decreased $7 million or 7% in 1996 compared to 1995 due to both lower interest rates and lower levels of short-term debt outstanding. CSW used a portion of the proceeds from the sale of Transok to reduce short-term debt.

         DISCONTINUED OPERATIONS
         The $120 million gain on the sale of Transok as well as Transok's 1996 operations are shown separately in discontinued operations. Transok's earnings for the first five months of 1996 were $12 million compared to $25 million from a full year of operations for 1995. Since Transok was sold on June 6, 1996, CSW's results for 1996 do not reflect a full year of earnings from Transok. See
NOTE 14. TRANSOK DISCONTINUED OPERATIONS for information, including comparative statements of income, related to the sale of Transok.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND 1994

OVERVIEW OF RESULTS

         CSW's earnings increased to $402 million or $2.10 per share in 1995 as compared to $394 million or $2.08 per share in 1994. The return on average common stock equity was 13.1% in 1995 compared to 13.4% in 1994. U.S. Electric operations contributed approximately 105% of total earnings in 1995 and approximately 100% in 1994. In 1995, increased corporate expenses, including $42 million of pre-tax expense related to the terminated El Paso Merger, were offset in part by earnings from Transok, CSW Energy, CSW's investment in SEEBOARD and CSW Credit, totaling $51 million in the aggregate.

         Earnings increased in 1995 compared to 1994 due primarily to higher U.S. Electric revenues resulting from customer growth and increased usage along with lower operation and maintenance expenses. Also contributing to the increase were the 1995 earnings from CSW's investment in SEEBOARD. Partially offsetting these factors were higher depreciation and amortization, higher interest and lower earnings from Mirror CWIP. Significant items impacting 1995 earnings are listed below (in millions, net of tax):

         *   Tax Adjustments, $30
         *   Merger Termination, $(27)
         *   CPL 1995 Agreement, $(16)




       2-10


OPERATING REVENUES

         Operating revenues increased $38 million or 1% in 1995 as shown in the table below.

                    1995 REVENUE VARIANCES
             INCREASE (DECREASE) FROM PRIOR YEAR


U.S. Electric
   KWH Sales, Growth and Usage                               $62
   Other Electric                                              3
   CPL 1995 Agreement                                       (112)
   Fuel Revenues                                            (106)
   WTU 1995 Stipulation and Agreement                        (21)
   KWH Sales, Weather-Related                                 (8)
                                                           -----
                                                            (182)
United Kingdom                                               208
Other Diversified                                             12
                                                           -----
                                                             $38
                                                           -----

         U.S. ELECTRIC REVENUES
         U.S. Electric revenues decreased $182 million or 6% in 1995 compared to 1994. Total U.S. Electric KWH sales increased 4.5% with increases in sales among all customer classes. During 1995, the average number of customers increased approximately 2%. In addition to customer growth, customer usage increased during 1995 as compared to 1994. Partially offsetting these revenue increases were customer refunds made by CPL and WTU resulting from the resolution of rate proceedings during 1995 along with lower fuel revenues and weather-related demand.

         KWH sales to retail customers increased in 1995 as a result of increased customer usage and customer growth. The percentage changes in U.S. Electric KWH sales from 1994 to 1995 are listed below.

         *   Residential, 3.1%
         *   Commercial, 2.2%
         *   Industrial, 2.4%
         *   Sales for Resale, 18.7%
         *   Total Sales, 4.5%

         Sales for resale increased in 1995 because STP was operational for the full year in 1995 compared to a partial year in 1994, making more energy available for sale. In addition, during 1995, WTU began supplying a major new wholesale customer. The U.S. Electric Operating Companies have maintained relatively low rates in an increasingly competitive marketplace.

         UNITED KINGDOM REVENUES
         CSW's operating revenues include $208 million of revenues from CSW's investment in SEEBOARD for a partial quarter in 1995. Pursuant to its effective control of SEEBOARD in December 1995 through its 76.45% ownership interest, CSW began full consolidation accounting for SEEBOARD in its consolidated financial statements.

         OTHER DIVERSIFIED REVENUES
         Other diversified revenues increased 30% to $52 million in 1995 as compared to $40 million in 1994 due primarily to two CSW Energy projects that went into operation during the second and third quarters of 1994 along with increased factoring revenues at CSW Credit.



       2-11


OPERATING EXPENSES AND TAXES

         U.S. ELECTRIC FUEL
         During 1995 and 1994, the U.S. Electric Operating Companies generated most of their electric energy requirements. U.S. Electric fuel expense decreased $109 million during 1995 due mainly to a decrease in natural gas prices and increased usage of lower cost nuclear fuel at STP. The average unit cost of fuel was $1.58 per MMbtu during 1995 compared to $1.82 per MMbtu in 1994. This decrease was due primarily to lower cost spot market natural gas prices, favorable fuel contract negotiations and a greater use of lower unit cost nuclear fuel at STP.

         U.S. ELECTRIC PURCHASED POWER
         U.S. Electric purchased power decreased $7 million during 1995 due primarily to increased generation from STP which replaced power that had been purchased during the first six months of 1994 when STP was out of service.

         UNITED KINGDOM COST OF SALES
         CSW recorded $158 million of cost of sales from CSW's investment in SEEBOARD for a partial quarter in 1995 after taking effective control of that company.

         OTHER OPERATING
         Other operating expense in 1995 increased $18 million compared to 1994 due primarily to the establishment of a $42 million reserve for expenses incurred for the terminated El Paso Merger, the recording of a partial quarter of operating expenses of $22 million from CSW's investment in SEEBOARD and increased transmission expenses associated with the completion of an HVdc tie in 1995. These increases were offset in part by the recording in 1995 of $41 million in regulatory assets in accordance with the CPL 1995 Agreement and the WTU 1995 Stipulation and Agreement. Also partially offsetting the increase were benefits realized from a cost reduction initiative that paid CSW System employees a portion of the operating expense savings.

         MAINTENANCE
         Maintenance expense decreased $16 million or 9% in 1995 compared to 1994 due primarily to the write-off in 1994 of certain deferred expenses related to PSO's Tulsa Power Station, the postponement of previously scheduled maintenance at CPL and savings from cost containment efforts at the U.S. Electric Operating Companies.

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense increased $29 million in 1995 when compared to 1994 due primarily to increases in depreciable plant at the U.S. Electric Operating Companies.

         TAXES, OTHER THAN INCOME
         Taxes other than income decreased $14 million or 8% in 1995 compared to 1994 due primarily to lower 1995 ad valorem taxes resulting from revisions of prior year estimates recorded in 1995.

         INCOME TAXES
         Income taxes decreased $87 million in 1995 compared to 1994 due to prior year adjustments recorded in 1995, the reserve established in connection with the termination of the El Paso Merger and the tax effects of both the CPL 1995 Agreement and the WTU 1995 Stipulation and Agreement.




       2-12


OTHER ITEMS

         OTHER INCOME AND DEDUCTIONS
         Other income and deductions decreased $10 million or 9% in 1995 compared to 1994 as a result of decreased Mirror CWIP liability amortization of $27 million offset in part by the recognition of approximately $16 million in factoring income by CPL in 1995 pursuant to the CPL 1995 Agreement, increased interest income and a $3 million gain on PSO's sale of a non-utility, fiber-optic telecommunication property.

         INTEREST CHARGES
         Interest expense on long-term debt increased 10% in 1995 from 1994 due to higher levels of debt outstanding. CSW's embedded cost of long-term debt decreased to 7.2% in 1995 from 7.7% in 1994. Short-term interest expense increased 36% in 1995 as compared to 1994 due primarily to higher short-term interest rates combined with higher general corporate borrowings.

         DISCONTINUED OPERATIONS
         The results of Transok are shown separately in discontinued operations as a result of the sale of Transok in June 1996. Transok's earnings were relatively unchanged in 1995 compared to 1994. CSW began reporting Transok's operations as discontinued operations in the first quarter of 1996. Accordingly, the prior comparative periods have been restated for consistency. See NOTE 14. TRANSOK DISCONTINUED OPERATIONS for comparative statements of income and information related to the sale of Transok.


LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW OF OPERATING, INVESTING AND FINANCING ACTIVITIES
         Net cash provided by operating activities increased $76 million during 1996 compared to 1995. The increase was primarily attributable to the inclusion of a full year of operations for CSW's investment in SEEBOARD compared to only one partial quarter of operations for 1995 as well as higher rates, collected under bond, at CPL. The increase was offset in part by higher natural gas prices not yet recovered from customers in Texas and the loss of approximately seven months of operations in 1996 for Transok as compared to 1995. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information related to the recovery of fuel costs.

         Net cash used in investing activities was $1.3 billion in 1996 compared to $812 million used in 1995. The change is primarily the result of the culmination of CSW's acquisition of the share capital of SEEBOARD. The investing activities of SEEBOARD also caused CSW's construction expenditures to increase compared to 1995. In addition, a combined total of approximately $100 million was invested in several projects by CSW Energy and CSW International. These uses of cash were partially offset by the cash received on the sale of both Transok and the National Grid shares.

         Net cash flows provided from financing activities totaled $320 million for 1996 compared to $306 million in 1995. Cash proceeds from the primary offering of CSW Common in February 1996 contributed $398 million in cash. These proceeds were subsequently used to pay down a portion of the interim SEEBOARD acquisition debt. In addition, the financing and subsequent refinancing related to CSW's acquisition of SEEBOARD, including the use of a portion of the proceeds from the sale of Transok, had a significant impact on financing activities during 1996. CSW also used a portion of the proceeds from the sale of Transok to reduce its short-term borrowings. For additional information see CAPITAL STRUCTURE and SEEBOARD ACQUISITION FINANCING.

         Finally, non-cash impacts of exchange rate differences on the translation of British pound denominated assets and liabilities were recorded on a separate line on the cash flow statement in accordance with accounting guidelines.

       2-13
         INTERNALLY GENERATED FUNDS
         Internally generated funds, which consist of cash flows from operating activities less common and preferred stock dividends, totaled $499 million, $451 million and $424 million for 1996, 1995 and 1994, respectively, should meet most of the capital requirements of the CSW System. However, CSW's strategic initiatives, including expanding CSW's core electric utility and non-utility businesses through acquisitions or otherwise, may require additional capital from external sources. Productive investment of net funds from operations in excess of capital expenditures and dividend payments are necessary to enhance the long-term value of CSW for its investors. CSW is continually evaluating the best use of these funds. Subject to certain exceptions, CSW is required to obtain authorization from various regulators in order to invest in certain new business activities. See HOLDING COMPANY ACT.

         CSW CAPITAL EXPENDITURES
         Total capital expenditures for CSW, including the U.S. Electric Operating Companies, SEEBOARD and other diversified operations, but excluding capital that may be required for acquisitions, are estimated to be approximately $539 million, $546 million and $512 million for the years 1997 through 1999, respectively (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         Although the historical capital requirements of the CSW System have been primarily for the construction of electric utility plant, current projected capital expenditures are expected to be primarily for existing distribution systems and non-utility investments. Primary sources of capital for these expenditures are long-term debt and preferred stock issued by the U.S. Electric Operating Companies, long-term and short-term debt and common stock issued by CSW and internally generated funds. CSW Energy and CSW International typically use various forms of non-recourse project financing to provide a portion of the capital required for their respective projects as well as utilizing long-term debt for other investments.

         CSW periodically reevaluates its capital spending policies and generally seeks to fund only those projects and investments that management believes will offer satisfactory returns in the current environment. Consistent with this strategy, the CSW System is likely to continue to make additional investments in energy-related and non-utility businesses and will continue to search for electric utility companies or other electric utility properties to acquire. CSW expects to fund the majority of its capital expenditures through internally generated funds. However, for any significant investment or acquisition, additional funds from the capital markets, including from the issuance and sale of additional CSW Common, and short-term and long-term borrowings, may be required.

         U.S. ELECTRIC OPERATING COMPANIES' CONSTRUCTION EXPENDITURES
         The U.S. Electric Operating Companies maintain a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for the U.S. Electric Operating Companies for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for the U.S. Electric Operating Companies were approximately $363 million in 1996, $417 million in 1995 and $505 million in 1994. The estimated total construction expenditures, including AFUDC, for the U.S. Electric Operating Companies for the years 1997 through 1999 are presented in the following table (The foregoing statement constitutes a forward looking statement within the meaning of Section

       2-14
21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

                              CONSTRUCTION EXPENDITURES

                                     1997      1998      1999      Total
                                    ------------------------------------
                                                 (millions)

                  Production         $73       $47        $47       $167
                  Transmission        43        60         67        170
                  Distribution       182       186        191        559
                  Fuel                13        19         25         57
                  Other               44        45         40        129
                                    ------------------------------------
                                    $355      $357       $370     $1,082
                                    ------------------------------------

          The U.S. Electric Operating Companies plan to dismantle certain power plant properties during late 1997 and 1998. Dismantling includes the removal, disposal and/or salvage of retired equipment and ancillary buildings. Of the units anticipated to be dismantled, only one unit currently in storage (85 MW), is considered part of CSW's aggregate capability. The depreciation rates of the U.S. Electric Operating Companies include a component for net removal cost and therefore are being recovered from customers currently through rates. As a result, actual dismantling of these units will not have a material impact on net income. Current estimates of capital resources that will be required to dismantle these units range from $10 million to $15 million and are not reflected in the above construction numbers. It is anticipated that a request for dismantling bids will be issued by mid-1997 (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         Although CSW does not believe that the U.S. Electric Operating Companies will require substantial additions of generating capacity over the next several years, the U.S. Electric system's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including power purchases. Therefore, during 1996, the U.S. Electric Operating Companies recorded reserves and write-offs in the amount of $84 million, net of tax, for certain investments in plant sites, engineering studies and lignite reserves. Refer to INTEGRATED RESOURCE PLAN for additional information regarding the U.S. Electric System's capacity needs.

          INFLATION
         Annual inflation rates, as measured by the Consumer Price Index, have averaged approximately 2.8% during the three years ended December 31, 1996. Management believes that inflation, at this level, does not materially effect CSW's consolidated results of operations or financial position. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

         FINANCIAL STRUCTURE
         As of December 31, 1996, the capitalization ratios of CSW were 47% common stock equity, 4% preferred stock and 49% long-term debt. CSW is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access capital markets opportunistically or when required. CSW continually monitors the capital markets for opportunities to lower its cost of capital through refinancing activities. During the period from 1992 to 1996, CSW has refinanced approximately $2.2

       2-15


billion. At December 31, 1996, CSW's embedded cost of debt was 7.2%. CSW's significant financing activities for 1996 are summarized in the following table.


                             ISSUED/UTILIZED                           REACQUIRED (IF APPLICABLE)
               Financing           Amount                       Financial     Amount
               Instrument        (millions)  Rate %  Maturity   Instrument   (millions)   Rate %   Maturity
               ----------------------------------------------   -------------------------------------------
CSW            Common Stock (1)   $397.8

CPL            PCRB (2)              6.3       6.0     2020     PCRB            $6.3       7 7/8       2014
               PCRB                 60.0      6 1/8    2030     PCRB            60.0       7 7/8       2016

PSO            MTN (3)              40.0     various  various   none
               PCRB (2)             12.7       6.0     2020     PCRB            12.7       7 7/8       2014

SWEPCO         PCRB                 81.7       6.1     2018     PCRB            81.7        8.2        2014

WTU            PCRB (2)             44.3       6.0     2020     PCRB            44.3       7 7/8       2014

CSW ENERGY     Senior Notes        200.0      6.875    2001

SEEBOARD
ACQUISITION
REFINANCING (4)

$ denominated  Yankee Notes (5)   $200.0      6.95     2001
                                   200.0      7.45     2006

(pound)        Eurobonds(pound)    100.0     8.875     2006
denominated
               Fixed Rate Loan     173.8     8.25      2003
               Accounts Receivable
               Securitization      155.0

(1) In February 1996, CSW sold 15,525,000 shares of CSW Common and received net proceeds of approximately $397.8 million, which were used to repay a portion of the indebtedness incurred by CSW to fund the acquisition of SEEBOARD.
(2)  Reflects the individual company's proportionate share of Red River Series
     PCRBs.
(3)  PSO issued $30 million in March 1996 and an additional $10 million in April
     1996. The proceeds were used to repay a portion of PSO's short-term borrowings and to reimburse PSO's treasury for the scheduled maturity of $25 million FMBs on March 1, 1996. The MTNs are a series of PSO's Senior
     Notes. The rates on the MTNs range from 5.89% to 6.43% with various maturity dates in 2000 and 2001.
(4) During 1996, several financing transactions were undertaken to refinance borrowings incurred to complete the acquisition of SEEBOARD. Both the CSW
     Credit Agreement and the CSW Investments Credit Facility, which were utilized during the acquisition period, were repaid by the end of 1996. See
     SEEBOARD ACQUISITION FINANCING for details of these transactions as well as the activities related to obtaining permanent financing for the acquisition.
(5) Yankee Notes were swapped into British pounds using cross-currency swaps with notional amounts of(pound)129 million each and Sterling rates of 7.98% for the 2001 Notes and 8.75% for the 2006 Notes.


         CSW and the U.S. Electric Operating Companies may issue additional securities subject to market conditions and other factors. CPL has shelf registration statements on file for the issuance of up to $60 million of FMBs and up to $75 million of preferred stock, and PSO has a shelf registration statement on file for the issuance of up to $35 million of Senior Notes. Additionally, CPL, PSO and SWEPCO, along with certain affiliated capital trusts established by each company, have filed shelf registration statements with the SEC for the issuance from time to time of up to $150 million, $75 million and $110 million, respectively, of preferred securities and/or junior subordinated deferrable interest debentures.



       2-16


         The current securities ratings for CSW and each of the U.S. Electric Operating Companies is presented in the following table.

                                           Duff &       Standard
                            Moody's        Phelps       & Poors
                            ------------------------------------

CPL (1)
   FMB                         A2             A            A
   Senior unsecured            A3             A-           A-
   Preferred stock             a3            BBB+          A-

PSO (1)
   FMB                        Aa3             AA           A+
   Senior unsecured            A1             AA-          A
   Preferred stock            aa3             AA-          A

SWEPCO (1)
   FMB                        Aa2             AA+          AA-
   Senior unsecured           Aa3             AA           A+
   Preferred stock            aa2             AA           A+

WTU (1)
   FMB                         A1             AA-          A+
   Senior unsecured            A2              A+          A
   Preferred stock             a2              A+          A

CSW
   Commercial Paper           P-2             D-1          A-2

(1) Securities ratings are on Negative Outlook by both Moody's and Standard & Poors

         These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

         COMMON STOCK
         In order to strengthen its capital structure and support growth from time to time, CSW may issue additional shares of CSW Common. During 1996, CSW issued new common equity via: (i) a primary public offering; (ii) the PowerShare dividend reinvestment and stock purchase plan; and (iii) the CSW Common option in CSW's ThriftPlus plan.

         On February 27, 1996, CSW sold 15,525,000 shares of CSW Common and received net proceeds of approximately $397.8 million. These proceeds were used to repay a portion of the indebtedness incurred by CSW under the CSW Credit Agreement to fund the acquisition of SEEBOARD.

         During 1996, CSW's PowerShare dividend reinvestment and stock purchase plan was expanded to make it available to the residents of all fifty states and the District of Columbia whereas it was previously available only to existing CSW shareholders, employees, eligible retirees, utility customers and other residents of the four states where the U.S. Electric Operating Companies operate. For the expanded PowerShare plan, CSW registered five million shares of new CSW Common with the SEC. CSW raised approximately $62 million, $57 million and $50 million in new equity through the PowerShare plan in 1996, 1995 and 1994, respectively. CSW expects to use the proceeds from such sales to reduce short-term and long-term debt and for other general corporate purposes.

         CSW's ThriftPlus currently permits eligible employees to contribute a portion of their annual compensation to the plan, subject to certain exceptions. Funds contributed to the plan are invested by the plan trustee, at the employee's direction, in any of five investment options, including an option consisting of CSW Common. During 1996, the trustee for CSW's ThriftPlus plan began to purchase CSW Common directly from CSW rather than from the open market as historically had been done. Previously, CSW registered five million new

       2-17

shares of CSW Common with the SEC for such use. During 1996, CSW raised approximately $14 million in new equity as a result of such direct purchases by the ThriftPlus plan trustee. CSW expects to use the proceeds from such sales to reduce short-term and long-term debt and for other general corporate purposes.

         SHORT-TERM FINANCING
         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. The U.S. Electric Operating Companies, together with several other subsidiaries of CSW have: (i) established a money pool to coordinate short-term borrowings and (ii) incurred borrowings outside the money pool through CSW's issuance of commercial paper. As of December 31, 1996, CSW had a revolving credit facility totaling $1.2 billion to back up its commercial paper program.

         SEEBOARD ACQUISITION FINANCING
         CSW, indirectly through intermediate subsidiaries, acquired 100% control of SEEBOARD during 1996 for an aggregate adjusted purchase price of approximately $2.1 billion assuming average exchange rates during the purchase period. As of December 31, 1996, CSW had contributed approximately $829 million of the purchase price for the acquisition of SEEBOARD shares. Those funds, which were initially obtained through borrowings under the CSW Credit Agreement, have since been repaid by using the $398 million net proceeds from CSW's February 1996 common stock offering and $431 million of the proceeds from the sale of Transok.

         Additional acquisition funds were obtained from capital contributions and loans made to CSW (UK) plc (which has been replaced by SEEBOARD Group plc) by its sole shareholder, CSW Investments, which arranged the CSW Investments Credit Facility for that purpose. During the second half of 1996, borrowings under the CSW Investments Credit Facility were refinanced through several different transactions. CSW Investments issued $200 million of unsecured notes due 2001 and $200 million of unsecured notes due 2006, the proceeds of which were swapped into British pounds through a cross-currency swap and used to repay borrowings outstanding under the CSW Investments Credit Facility. CSW Investments also issued (pound)100 million of unsecured Eurobonds due 2006 to repay a portion of the CSW Investments Credit Facility. The remaining borrowing outstanding under the CSW Investments Credit Facility were repaid with proceeds from a SEEBOARD accounts receivable securitization, utilization of SEEBOARD balance sheet cash and proceeds from a fixed rate loan due in 2003.

         CSW ENERGY
         In October 1996, CSW Energy issued $200 million, 6.875% Senior Notes due 2001. CSW Energy intends to use the proceeds from the notes for the acquisition, development and construction of electric generation assets in the United States and to make affiliate loans to CSW International.

         In addition to the amounts already expended for the development of projects, CSW Energy has, subject to certain limitations in the case of EWGs and foreign utility company investments, authority from the SEC to expend up to $250 million for general development activities related to qualifying facilities and independent power facilities. CSW Energy may seek specific authority to spend additional amounts on certain projects. See NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, for a discussion of CSW's investments and commitments in CSW Energy projects at December 31, 1996.

         CSW INTERNATIONAL
         As discussed in CSW ENERGY, CSW Energy issued $200 million in Senior Notes in October 1996. CSW Energy loaned to CSW International a portion of these proceeds to acquire an interest in a Brazilian utility. It is anticipated that CSW Energy will loan additional amounts to CSW International, the guarantor of the Senior Notes, to develop, acquire or construct EWGs or foreign utility company investments.

         In January 1997, CSW received authority from the SEC under the Holding Company Act to spend an amount up to 100% of consolidated retained earnings on EWGs or foreign utility company investments. This represents a step-up in previous authority under the Holding Company Act.

       2-18
         CSW CREDIT
         CSW Credit purchases, without recourse, the accounts receivable of the U.S. Electric Operating Companies and certain non-affiliated electric companies. CSW Credit's capital structure contains greater leverage than that of the U.S. Electric Operating Companies, consequently lowering CSW's cost of capital. CSW Credit issues commercial paper, secured by the assignment of its receivables, to meet its financing needs. CSW Credit maintains a secured revolving credit agreement which aggregated $830 million at December 31, 1996 to back up its commercial paper program. The sale of accounts receivable provides the U.S. Electric Operating Companies with cash immediately, thereby reducing working capital needs and revenue requirements.


RECENT DEVELOPMENTS AND TRENDS

         COMPETITION AND INDUSTRY CHALLENGES
         Competitive forces at work in the electric utility industry are impacting the CSW U.S. Electric system and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, the U.S. Electric Operating Companies will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, the U.S. Electric Operating Companies will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. As a whole, the U.S. Electric Operating Companies believe that, overall, their prices for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the energy marketplace (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         Electric industry restructuring and the development of competition in the generation and sale of electric power requires resolution of several important issues, including, but not limited to: (i) who will bear the costs of prudent utility investments or past commitments incurred under traditional cost-of-service regulation that will be uneconomic in a competitive environment, sometimes referred to as stranded costs; (ii) whether all customers have access to the benefits of competition; (iii) how, and by whom, the rules of competition will be established; (iv) what the impact of deregulation will be on conservation, environmental protection and other regulator-imposed programs; and
(v) how transmission system reliability will be ensured. The degree of risk to CSW and the U.S. Electric Operating Companies associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors, including their competitive position and the treatment of stranded costs. Although the U.S. Electric Operating Companies believe they are in a position to compete effectively in a deregulated, more competitive marketplace, if stranded costs are not recovered from customers, then the U.S. Electric Operating Companies may be required by existing accounting standards to recognize potentially significant losses from unrecovered stranded costs, especially with respect to STP (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See REGULATORY Accounting for additional information.

         At the federal level, several bills have been introduced in Congress in the early part of the 1997 legislative session, and recent reports indicate that other bills are likely to be introduced in the near future, which provide for restructuring and/or deregulating the U.S. electric utility industry. These

       2-19
bills will likely cover many different issues including repeal of the Holding Company Act and PURPA, establishment of full retail customer choice, disaggregation of electric utilities and the restructuring of the electric utility industry. See HOLDING COMPANY ACT. States that have considered deregulation have been moving increasingly toward requiring some form of retail competition or retail wheeling. CSW and the U.S. Electric Operating Companies cannot predict when and if they will be subject to one or more of these legislative initiatives, nor can they predict the scope or effect of such legislation on their results of operations or financial condition. For additional information related to such initiatives, see INDUSTRY RESTRUCTURING (OKLAHOMA, LOUISIANA AND TEXAS).

         WHOLESALE ELECTRIC COMPETITION IN THE UNITED STATES
         The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. The U.S. Electric Operating Companies must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While CSW believes that the Energy Policy Act will continue to make the wholesale markets more competitive, CSW is unable to predict whether the Energy Policy Act will adversely impact the U.S. Electric Operating Companies.

         FERC ORDER 888
         On April 24, 1996, the FERC issued Order 888 which is the final comparable open access transmission rule. The provisions of FERC Order 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same information that their transmission customers rely on to make wholesale purchases and sales. FERC Order 888 reaffirms the FERC's position that utilities are entitled to recover all legitimate, prudent and verifiable stranded costs determined by a formula based upon the revenues lost method through direct assignments charges to departing customers.

         FERC Order 888 requires holding companies to offer single system transmission rates. However, the rule granted the U.S. Electric Operating Companies an exemption permitting an opportunity to propose a solution that provides comparability to all wholesale users. The final rule does suggest that the terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW SPP companies (PSO and SWEPCO). Transmitting utilities in the SPP are under the exclusive jurisdiction of the FERC while most transmitting utilities in ERCOT are under the exclusive jurisdiction of the Texas Commission. These two commissions have different approaches to defining and implementing comparable open access transmission service. CSW is the only holding company that owns operating companies in both ERCOT and the SPP.

         On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with FERC Order 888. On December 31, 1996, the FERC accepted for filing the system-wide tariff to become effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of the FERC and the Texas Commission, but the tariff does not offer a single system rate for transactions due to the different transmission pricing approaches of the FERC and the Texas Commission. Reference is made to

       2-20
INDUSTRY RESTRUCTURING IN TEXAS for information related to the transmission pricing approach rules that the Texas Commission adopted during 1996 (Project No. 14045).

         RETAIL ELECTRIC COMPETITION IN THE UNITED STATES
         Increasing competition in the utility industry has resulted in increasing pressure to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major legislative initiative which would require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states currently have introduced legislation or are investigating the issue, and several states have already passed legislation which mandates retail choice by a certain date.

         CSW believes that retail competition would not be in the best interests of CSW's and the U.S. Electric Operating Companies' customers and security holders unless CSW and the U.S. Electric Operating Companies receive fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by the U.S. Electric Operating Companies to meet their obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. CSW intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments CSW undertook to serve the public's demand for electricity. For additional information related to retail wheeling in the United States, see HOLDING COMPANY ACT and INDUSTRY RESTRUCTURING (OKLAHOMA, LOUISIANA AND TEXAS).

         COMPETITION IN THE SUPPLY BUSINESS IN THE UNITED KINGDOM
         SEEBOARD currently has the sole right to supply substantially all of the consumers in its authorized area, except where demand is above 100 KW. As a part of the restructuring of the electricity industry in the United Kingdom, competition is being introduced into the market for electricity supply on a phased basis. The threshold for competitive supply was reduced from 1 MW to 100 KW effective April 1, 1994. SEEBOARD, as well as other licensed suppliers (second-tier license), are permitted to supply electricity to customers whose peak demand exceeds 100 KW in the areas of other regional electricity companies. All holders of a second-tier license, including SEEBOARD, who supply electricity to non-franchise customers (i.e., demand of 100 KW or above) must pay charges to the host regional electricity company for the use of its distribution network. It is currently intended that, effective April 1, 1998, the regional electricity companies' supply businesses, including SEEBOARD's, will no longer be protected by a franchise. SEEBOARD has always been a strong supporter of extending competition in electricity whenever feasible and practicable. To date, SEEBOARD has established a profitable business in supplying customers outside of its franchise area. While SEEBOARD is currently unable to predict the impact that the transition in 1998 to full competition will have on its electricity supply business, its primary objective is one of profit and not market share.

         CSW RESTRUCTURING
         In April 1996, CSW announced organizational and executive changes to help prepare CSW for increased competition and unbundling of the electric utility industry into generation, transmission, distribution and service segments. As a result of these changes, in 1996 CSW functionally reorganized its domestic utility operations into three organizational units which are centrally managed from CSW Services.

         CSW created a power generation business unit to provide energy generation and production services. All phases of management of the U.S. Electric Operating Companies' energy production activities have been consolidated into the power generation business unit. These activities include management of all generating facilities, including nuclear facilities, and fuel procurement.

         CSW created an energy delivery business unit to provide services for the long-distance transmission and local distribution of electricity to retail customers, including attendant customer services such as meter reading, billing

       2-21
and accounting. All phases of management of the U.S. Electric Operating Companies' energy delivery activities have been consolidated into the energy delivery business unit.

         CSW created an energy services business unit to provide marketing services, along with new energy efficiency products and services as they become available, to existing and future customers of the U.S. Electric Operating Companies. The energy services unit also manages CSW Communications and EnerShop.

         Functional unbundling of CSW's vertically integrated structure is expected to provide a more competitive organizational structure for CSW. Some employees have been reassigned from the U.S. Electric Operating Companies to CSW Services to provide these centrally managed services.

         Through December 31, 1996, CSW has incurred approximately $9.6 million in connection with the implementation of the 1996 restructuring. CSW also has reserved approximately $6.7 million for additional expenses associated with the 1996 restructuring, which is expected to be completed by early 1997.

         INDUSTRY RESTRUCTURING IN OKLAHOMA
         In June 1996, the Oklahoma Commission initiated a proceeding in which it solicited public comment on various issues associated with the potential restructuring of the Oklahoma electric utility industry. The Oklahoma Commission requested comment on certain issues including the extent and timing of restructuring, the unbundling of utility services, and the legislative and regulatory requirement for restructuring. The Oklahoma Commission staff conducted a series of informal public technical conferences and workshops over the last half of 1996 to discuss these issues. After receiving a report from its staff summarizing the comments provided in the restructuring proceeding, the Oklahoma Commission took no immediate action but left the proceeding open at this time to allow for the monitoring of other states' activities.

         In February, 1997, a bill was introduced in the Oklahoma Senate which would permit some form of retail competition by January 1, 1999, with retail competition for all customers soon thereafter. The bill directs the Oklahoma Commission to review the issue of and devise a mechanism for recovery of prudently incurred, unmitigable and verified stranded costs and investments. The bill leaves many details to be decided by the Oklahoma Commission and the Oklahoma Tax Commission, but neither can issue any regulations without the prior express authority of the legislature or the Joint Electric Utility Task Force, a 14-member panel with an equal number of members from each house of the Oklahoma Legislature. CSW is unable to predict whether any retail competition legislation will be enacted by the Oklahoma Legislature and, if enacted, what form such legislation would take.

         INDUSTRY RESTRUCTURING IN LOUISIANA
         In October 1996, the Louisiana Commission requested comments on various electric industry restructuring issues in a docket opened in 1995 to consider aspects of competition in the provision of retail electric service. Specifically, the Louisiana Commission requested input from interested parties on its policy statement on the "principles to guide the investigation into whether electric industry restructuring and retail competition are in the public interest." SWEPCO filed comments on this matter in November 1996. The Louisiana Commission has not taken further action in this matter at this time. CSW expects that legislation regarding the restructuring of the Louisiana electric utility industry will be introduced in the upcoming session of the Louisiana legislature. CSW cannot predict whether any such legislation will be enacted and, if enacted, what form such legislation would take.

         INDUSTRY RESTRUCTURING IN ARKANSAS
         To date, no legislation regarding the restructuring of the Arkansas electric utility industry has been introduced in the Arkansas legislature.



       2-22


         INDUSTRY RESTRUCTURING IN TEXAS
         Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

         PURA also required that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Project No. 14045), the chairman of the Texas Commission issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal was assigned a separate proceeding (Project No. 15000) and after a series of workshops and technical conferences conducted during 1996, the Texas Commission submitted a final Scope of Competition report to the Texas Legislature in January 1997. The final report contains numerous recommendations to the Texas Legislature including requests for additional regulatory authority or clarification of existing authority including, INTER ALIA, authority to certificate electric service resellers, the authority to adopt consumer protection and universal service standards, the authority to determine and allocate stranded costs to all customers, the authority to promote unbundling, the authority to allow alternative forms of regulation, increased authority to address mergers, authority to correct market power abuses, authority over the ERCOT ISO and authority to permit alternative methods for fuel cost recovery. In addition, the final report offers the Texas Legislature four restructuring options. Option 1 maintains the regulatory status quo; Option 2 would permit utilities to voluntarily offer retail access; Option 3 provides for full wholesale competition; and Option 4 provides for full retail competition. The report's final recommendation is for the Texas Legislature to direct the Texas Commission to prepare for full retail competition using a careful and deliberate approach on a timetable to be established by the Texas Legislature, but with no retail access before the year 2000. CSW cannot predict the outcome of these proposals.

         On February 7, 1996, the Texas Commission adopted a rule governing transmission access and pricing (Project No. 14045). The pricing method adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component referred to as a vector-absolute megawatt mile which recovers the remaining 30% of ERCOT transmission costs. The open access tariffs filed with the FERC on February 9, 1996 did not reflect Project No. 14045 pricing. However, on November 1, 1996, CSW filed tariffs with the FERC in accordance with FERC Order 888 that do conform to the Texas Commission's rule. See FERC ORDER 888 for additional information regarding the transmission pricing rules prescribed by FERC.

         By statute the Texas Commission must submit a report to the 1997 Texas Legislature on "methods or procedures for quantifying the magnitude of stranded investment, procedures for allocating costs, and the acceptable methods of recovering stranded costs." The Texas Commission initiated Project No. 15001 to collect information to prepare the required report. In response to the Texas Commission's order in this Project, CPL, SWEPCO, and WTU each filed information on estimates of potential stranded costs. While the filings for CPL included estimates of significant potential stranded costs, no significant potential stranded costs were identified in the filings for SWEPCO or WTU. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of the potential impact of potential stranded costs relating to CPL.

         The Texas Commission's Project 15002, "Scope of Competition Report," is a report that the Texas Commission is required to present to the Texas Legislature in each odd-numbered year detailing the scope of competition in the electric markets and the impact of competition and industry restructuring on customers. In addition, the report is required to include the Texas Commission's recommendations to the Texas Legislature for further legislation. In June 1996, CPL, SWEPCO and WTU each filed information for the Texas Commission's report.

       2-23
         In February 1997, a retail competition bill was introduced into the Texas Legislature. As proposed, the bill would: (i) require utilities to file a restructuring plan by January 1, 1998; (ii) require a 15 percent rate reduction for all customers of investor-owned utilities effective September 1, 1997; (iii) allow public schools and universities to seek alternative electric energy suppliers by August 1, 1998; (iv) allow residential and other small customers to seek alternative electric energy suppliers by January 1, 1999; and (v) allow other retail customers to seek alternative electric energy suppliers by January 1, 2000. The proposed bill would also allow utilities to recover stranded costs, but would require a utility to reduce uneconomic investments before recovering any stranded assets. Investor owned utilities would be required to allocate the burden of stranded cost recovery between shareholders and customers, requiring such utilities to write-off some portion of their assets. CSW is unable to predict whether any retail competition legislation will be enacted by the Texas Legislature , and if enacted, the ultimate form such legislation would take.

         EFFECT OF FEDERAL AND STATE RESTRUCTURING INITIATIVES ON CSW
         CSW and the U.S. Electric Operating Companies cannot predict the form or effect of any federal or state electric utility restructuring initiatives at this time. Federal and/or state electric utility restructuring may cause impairment of significant recorded assets, material reductions of profit margins, and/or increased costs of capital (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). No assurance can be made that such events would not have a material adverse effect on CSW's or any U.S. Electric Operating Company's results of operations, financial condition or competitive position.

         INDEPENDENT SYSTEM OPERATOR PLAN
         In June 1996, CSW, including CPL and WTU, and more than 20 other parties, including other investor-owned utilities, municipal power companies, electric cooperatives, independent power producers and power marketers, filed plans to create an ISO to manage the ERCOT power grid. The filing marks a major step towards implementing the Texas Commission's overall strategy to create the competitive wholesale electric market that was mandated by the Texas Legislature in 1995. The Texas Commission approved the ISO in August 1996. Such approval made Texas the first state in the nation to implement a regional ISO and a regional competitive wholesale bulk power market.

         INTEGRATED RESOURCE PLAN
         On January 31, 1997, CPL, WTU, and SWEPCO filed with the Texas Commission a joint integrated resource plan outlining the companies' future electric needs over a 10-year forecast horizon and the manner in which the companies propose to meet those needs.

         The filing indicates additional resources will be needed within the next 10 years. It is anticipated that the initial needs will be met through a mix of energy resource options including purchased power, generation, energy efficiency programs and renewable energy resources. This integrated resource plan is significant because this is the first time an electric utility has filed such a plan under the provisions of PURA. In adopting this law, the Texas Legislature required that some type of public participation be incorporated in the planning process. Traditionally, these public participation activities would involve surveys, focus groups or public meetings. CPL, WTU and SWEPCO chose instead to use a public approach known as Deliberative Polling. Deliberative Polling is designed for the company's customers to develop a truly informed, deliberated opinion, as a way of bringing the customer into the electric utility planning process.

         Customers at all three polls overwhelmingly determined that a mix of energy resource options was preferable as a means to accomplish several objectives including low cost, reliability, maintenance of the environment and further development of renewable sources. Because of the strong customer interest evidenced in the Deliberative Polls, CPL, WTU, and SWEPCO have each instituted targeted purchase goals for renewable energy resources and energy efficiency programs, which, along with the wind resources already on the CSW

       2-24
U.S. Electric system, would constitute the largest renewable installation in Texas and would be a significant contribution toward further development and commercialization of the renewable energy industries. The willingness to pay more per month for renewable resources varied considerably, with 80% of customers willing to pay at least $1 more per month to those willing to pay up to $10 more per month. As a result, the CSW companies are proposing a program of "green power" choices. CPL, WTU and SWEPCO plan to file a green pricing tariff in 1997 following additional customer consultation and research which will provide a means for those customers who are interested in acquiring a greater portion of their personal consumption from environmentally beneficial generation to exercise that choice. The CSW companies have proposed a pilot program for the installation of rooftop photovoltaic solar systems at schools. These installations would provide a community focus and would contain educational components to teach about renewable resources.

         Action by the Texas Commission on this integrated resource plan filing is expected by mid-1997.

         HOLDING COMPANY ACT
         The Holding Company Act generally has been construed to limit the operations of a registered holding company to a single integrated public utility system, plus such additional businesses as are functionally related to such system. Among other things, the Holding Company Act requires CSW and its subsidiaries to seek prior SEC approval before effecting mergers and acquisitions or pursuing other types of non-utility initiatives. Such pervasive regulation may impede or delay CSW's efforts to achieve its strategic and operating objectives. Consequently, CSW continues to support efforts to repeal or modify this legislation.

         In 1995, the SEC issued a report to the United States Congress advocating repeal of the Holding Company Act, either on a conditional and transitional basis or immediate and outright repeal. The basis for the SEC's recommendation for repeal is that the Holding Company Act is anachronistic and duplicative of other federal and state regulatory regimes that have developed over the past sixty years. Following the SEC's report, there were several bills introduced in both the United States Senate and House of Representatives in 1996 which would have repealed the Holding Company Act on a conditional and transitional basis and transferred its oversight functions to the FERC and the states. Another bill was introduced into the United States House of Representatives that, in addition to repealing the Holding Company Act, would have repealed PURPA, which among other things, requires investor owned utilities to purchase power at their avoided cost from qualifying facilities. Although none of these bills was enacted into law, they may suggest the form of future legislation.

         Published reports name electric utility restructuring as one of the foremost issues before the United States Congress in 1997. Statements made by proponents of various proposed bills indicate that many of these bills will address repeal of the Holding Company Act. In January 1997, a bill was introduced in the United States Senate providing for comprehensive electric utility industry restructuring and for retail choice by December 2003, repeal of the Holding Company Act one year after the bill is enacted, as well as repeal of the requirement that electric utilities purchase power at their avoided cost from qualifying facilities under PURPA. Under this bill, many of the oversight functions performed by the SEC under the Holding Company Act would be shifted to the FERC and the states. In addition, a bill has been reintroduced in the United States House of Representatives providing for choice of electricity suppliers at the retail level by the year 2000. Under this bill, which is substantially similar to the Senate bill, the application of the Holding Company Act to a particular holding company system would be eliminated after each state served by the electric utility companies in that system made a determination that retail competition existed in that state. There have also been reports of other bills that are likely to be introduced in 1997, many of which deal with retail choice issues and/or repeal of the Holding Company Act and/or PURPA. Given this level of activity, there is some probability that Congress will enact legislation in 1997 that amends or repeals various portions of the Holding Company Act and/or PURPA. CSW is unable to predict the form or effects of any such potential legislation at this time.

         In February 1997, the SEC adopted Rule 58 allowing a holding company registered under the Holding Company Act or any of its subsidiaries, to acquire, without prior SEC approval, the securities of any energy-related company subject to certain limits. Under the new rule, investment in energy-related company securities without prior SEC approval is limited to the greater of (i) $50

       2-25
million and (ii) 15% of the consolidated capitalization of the registered holding company as reported on its most recent Form 10-Q or Form 10-K as filed with the SEC. Rule 58 does not exempt the acquisition by a registered holding company of the securities of an electric utility company or a gas utility company, which remains subject to the SEC's prior approval as does the issuance of securities for the purpose of making such exempt investments.

         REGULATORY ACCOUNTING
         Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, the U.S. Electric Operating Companies have recognized significant regulatory assets and liabilities. Management believes that the U.S. Electric Operating Companies will continue to meet the criteria for following SFAS No. 71. However, in the event the U.S. Electric Operating Companies no longer meet the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding regulatory accounting, reference is made to NEW ACCOUNTING STANDARDS and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         PSO UNION NEGOTIATIONS
         Since July 1, 1996, PSO and its Local Union 1002 of the IBEW have been engaged in contract renewal negotiations. The underlying agreement expired September 30, 1996 and, to date, the parties have been unable to reach an agreement. As a result, PSO implemented portions of its final proposal on December 29, 1996 after declaring an impasse. The principal issue of disagreement involves PSO's anticipated need for flexibility in a deregulated environment. At this time, PSO cannot predict the outcome of this matter. However, PSO is confident that, even in the event of a strike, its operations would continue without a significant disruption.

         CSW STRATEGIC RESPONSES
         CSW and the U.S. Electric Operating Companies have from time to time considered, and expect to consider in the future, various strategies designed to enhance CSW's competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of CSW's generation, transmission and distribution businesses, acquisitions or dispositions of assets or lines of business, and additions to or reductions of franchised service territories. See CSW RESTRUCTURING. CSW and the U.S. Electric Operating Companies may from time to time engage in discussions, either internally or with third parties, regarding one or more of these potential strategies. Those discussions may be subject to confidentiality agreements and CSW's policy is generally not to comment on such activities. No assurances can be given that any potential transaction of the type described above may actually occur, or, if one does occur, the ultimate effect thereof on CSW's or any U.S. Electric Operating Company's results or operations, financial condition or competitive position (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         IMPACT OF COMPETITION
         CSW is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry in the United States, and in the United Kingdom or on the CSW System. As the electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent reliability, availability of capacity, and customer service (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).




       2-26


RATES AND REGULATORY MATTERS

         CPL RATE REVIEW DOCKET NO. 14965
         On November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would result in an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL's filing also sought to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review. If the requested increase and other adjustments in rate structure are approved, CPL will commit not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

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

         On May 10, 1996, CPL and other parties to the fuel reconciliation phase of the current rate review filed the CPL 1996 Fuel Agreement with the Texas Commission that reconciles CPL's fuel costs through June 1995. A final order implementing the settlement was issued on June 28, 1996, approving a one-time fuel refund of $23 million that was refunded to customers in July 1996. As a condition of the settlement, CPL agreed not to seek recovery of $6 million of fuel and fuel-related costs incurred during the reconciliation period. The additional amount of the refund resulted from an over-recovery of fuel costs during the reconciliation period and did not have a material impact on CPL's results of operations or financial condition.

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

         CPL has filed rebuttal testimony that challenges positions taken by the Texas Commission staff and other parties intervening in this case. CPL's testimony challenges the Texas Commission staff's proposals as unreasonable and contrary to current law and regulatory policy. While the Texas Commission staff reported the use of a "point estimate" of $850 million for potentially stranded costs, their testimony actually describes their range of potential stranded costs as very uncertain and having a range from $200 million to $2 billion. The Texas Commission staff subsequently revised their "point estimate" to $1.069 billion and their range from $223 million to $2.9 billion. In addition, the Texas Commission staff recommended (i) a nuclear performance standard that would penalize CPL unless it operates its nuclear units better than 75 percent of the U.S. nuclear industry; (ii) a fuel-recovery mechanism that is based on prices in an undeveloped energy market; and (iii) a one-sided cap on CPL's earnings that effectively prevents CPL from realizing its authorized level of earnings.

         A proposal for decision was issued on January 21, 1997 by the ALJs hearing the case. The proposal for decision recommends an increase in annual revenues of $7.2 million, the net result of a recommended base rate reduction of $5.2 million plus increased revenues collected through two surcharges. The $7.2

       2-27
million revenue rate change is made up of the following components: (i) a $10.3 million reduction in KWH-related revenues; (ii) an increase of $5.1 million in miscellaneous revenues (customer connect charges, insufficient check charges and other fees); (iii) a $4.3 million annual surcharge applied over three years to recover rate case expenses; and (iv) annual recovery of $8.1 million for demand-side management expenditures through a separate surcharge.

         A factor contributing significantly to the difference between the $71 million retail base rate increase originally requested by CPL and the ALJs' proposal is the recommended reduction in CPL's return on equity from 12.25% to 10.9% resulting in a reduction of $31 million in CPL's requested base rate increase.

         The ALJs' decision also recommends no change in the method used by CPL to recover the capitalized costs associated with CPL's 25.2% ownership interest in STP. The ALJs have recommended that the Texas Commission reject CPL's request to change the method of recovering STP deferred accounting costs from a mortgage amortization methodology to a straight-line amortization methodology. Rejection of this request would reduce CPL's request for rate relief by $14 million. The ALJs also recommended that CPL's current depreciation rates be decreased by $8.8 million a year and that the Texas Commission deny CPL's request for a $3.6 million increase for its catastrophe reserve.

         The proposal for decision also addressed the competitive issues raised in the Texas Commission's preliminary order. The ALJs determined that, under current law, the Texas Commission does not have authority to implement the nuclear performance standard, fuel-recovery mechanism, or earnings cap proposed by the Texas Commission staff. However, the ALJs determined that with legislative authorization, it could be appropriate to implement a nuclear performance standard and alternative fuel-recovery mechanism for CPL. The ALJs also determined that under various structures of a future competitive electric utility industry, CPL could have potentially stranded costs from $30 million to $1.718 billion. The ALJs stated that CPL's potentially stranded costs will depend on the structure of the industry in the future and that recovery of these costs might not be required by law under certain industry structures.

         A final order from the Texas Commission is expected in March 1997. CPL's management cannot predict the ultimate outcome of CPL's rate case. If CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL and CSW could experience a material adverse effect on their results of operations and financial condition.

         PSO RATE REVIEW
         On July 19, 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and rate structure. The review is being initiated to investigate the potential impact on PSO's rates from both the sale of Transok and PSO's restructuring efforts as well as PSO's improved financial results. Although rate reviews do not have specific time limitations, a schedule has been established for PSO's response. In accordance with the established schedule, PSO filed a package of financial information with the Oklahoma Commission staff on November 1, 1996, and cost of service and rate design testimony on January 10, 1997. A final order from the Oklahoma Commission is expected in the fall of 1997. PSO's management cannot predict the ultimate outcome of PSO's rate case, although management believes that the ultimate resolution will not have a material adverse effect on PSO and CSW's consolidated results of operations or financial condition. However, if PSO ultimately is unsuccessful in reaffirming adequate rates, PSO and CSW could experience a material adverse effect on their consolidated results of operations and financial condition.

         On January 14, 1997, the Oklahoma Commission approved a joint settlement which provides that all bills rendered beginning with PSO's June 1997 billing cycle shall be considered interim rates subject to refund in the event that the permanent final order grants less than the current revenue produced by the existing rates.

         OTHER
         See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding these and other regulatory matters.


       2-28
MERGER AND ACQUISITION ACTIVITIES

         SEEBOARD ACQUISITION
         In November 1995, CSW announced its intention to commence the Tender Offer in the United Kingdom to acquire all of the outstanding share capital of SEEBOARD. SEEBOARD is one of the 12 regional electricity companies which came into existence as a result of the restructuring and subsequent privatization of the United Kingdom electricity industry in 1990. By April 1996, CSW, through intermediate subsidiaries, had acquired control of 100% of SEEBOARD for an aggregate adjusted purchase price of approximately $2.1 billion assuming average exchange rates during the purchase period. See SEEBOARD ACQUISITION FINANCING for additional information.

         SEEBOARD'S RECENT OPERATING RESULTS
         SEEBOARD's principal business is the distribution and supply of electricity in Southeast England. SEEBOARD has its headquarters in Crawley, West Sussex. It has a distribution territory that covers approximately 3,000 square miles which extends from the outlying areas of London to the English Channel. SEEBOARD serves approximately 2 million customers. Approximately 80% of SEEBOARD's sales are to residential and commercial customers, while the remaining 20% are primarily to industrial customers. SEEBOARD is also involved in other business activities, including electrical contracting and retailing, gas supply and electricity generation.

         For the year ended December 31, 1996, SEEBOARD had electricity sales of approximately 19.4 billion KWHs and net earnings of $208 million on revenues of approximately $1.8 billion. For the year ended December 31, 1995 (unaudited), SEEBOARD had electricity sales of approximately 18 billion KWHs and, excluding exceptional items, net earnings of $118 million on revenues of approximately $1.9 billion.

         SEEBOARD's 1996 gross profit, (revenue less cost of sales), was higher than the comparable period last year due primarily to an increase in sales volume in the distribution business and a 3.3% increase in supply tariffs charged to customers beginning in February 1996 to recover supply costs. The increase in 1996 gross profit was offset in part by a 13% decrease in regulatory allowed distribution revenue, effective April 1, 1996, following the completion of a regulatory price review of SEEBOARD's distribution business and some loss of volume to competition in SEEBOARD's supply business.

         Other factors contributing to SEEBOARD's increase in 1996 earnings were continued cost reduction programs, the first year of earnings contribution from SEEBOARD's 37.5% interest in the 675 MW Medway Power Station, the recognition of a benefit in 1996 of funds required to settle a liability for redundancy costs and the absence in 1996 of restructuring costs incurred in 1995. Partially offsetting the increase in 1996 earnings was the receipt in 1995 of dividends from SEEBOARD's interest in the National Grid which did not repeat in 1996.

         SEEBOARD's results for the calendar years ended December 31, 1996 and 1995 are not indicative of the results that will be experienced by SEEBOARD as a subsidiary of CSW due, in part, to the debt incurred in connection with the financing of the acquisition, and the purchase accounting adjustments and the accounting adjustments made to adjust SEEBOARD's results for U.S. Generally Accepted Accounting Principles.

         SEEBOARD's 1996 earnings have been converted into U.S. dollar amounts for illustrative purposes only at an exchange rate of (pound)1.00=$1.56, which was the average rate of exchange for 1996. SEEBOARD's 1995 earnings have been converted into U.S. dollar amounts for illustrative purposes only at an exchange rate of (pound)1.00=$1.58, which was the prevailing rate of exchange at the close of business on November 3, 1995, the business day prior to the announcement of the CSW's Tender Offer to acquire SEEBOARD.

       2-29
         See NOTE 15. PRO FORMA INFORMATION for information required by the SEC related to the pro forma impact on CSW of the SEEBOARD acquisition.

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

         The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding. CSW is the named plaintiff in the consolidated adversary proceeding. The trial was completed on January 30, 1997 and a decision is expected in the case in the first quarter of 1997.

         Although CSW believes that it has substantial defenses to El Paso's claims and intends to defend against El Paso's claims and pursue CSW's claims vigorously, CSW cannot presently predict the outcome of the lawsuit. However, if the lawsuit is decided adversely to CSW, it could have a material adverse effect on CSW's consolidated results of operations and financial condition.

         SALE OF TRANSOK
         Transok is an intrastate natural gas gathering, transmission, marketing and processing company. In January 1996, CSW announced it was exploring strategic alternatives for its investment in Transok, including a possible sale. On June 6, 1996, CSW sold Transok to Tejas for approximately $890 million, consisting of $690 million in cash and $200 million in existing long-term debt that remained with Transok after the sale. A portion of the cash proceeds was used to repay the CSW Credit Agreement related to the SEEBOARD acquisition with the remaining proceeds used to repay commercial paper borrowings.

         CSW and PSO do not expect the sale of Transok to have an adverse impact in its ability to secure natural gas in the future. Negotiations are currently in progress with third party pipelines to provide additional pipeline interconnections to other natural gas suppliers besides Transok.

         SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

         On October 26, 1996, SWEPCO, together with Entergy Gulf States and the Members Committee, which currently represents 8 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the Second Amended SWEPCO Plan in the bankruptcy court. Under the Second Amended SWEPCO Plan, a SWEPCO subsidiary or affiliate would acquire all of the non-nuclear assets of Cajun, comprised of the Big Cajun I gas-fired plant, the Big Cajun II coal-fired plant, and related non-nuclear assets, for approximately $780 million in cash, up to an additional $20 million to pay certain other bankruptcy claims and expenses and an additional $7 million to acquire claims of unsecured creditors. In addition, the Second Amended SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into new 25-year power supply agreements which will provide the Cajun member cooperatives with two wholesale rate options while

       2-30
permitting the Cajun member cooperatives the flexibility to acquire power on the open market when their requirements exceed mutually agreed upon levels of generating capacity available from SWEPCO. In addition, the cooperatives could elect, once every five years, to move from one option to the other. The Second Amended SWEPCO Plan would settle all claims and litigation in the bankruptcy case, including potentially protracted litigation over power supply contract rights.

         The Second Amended SWEPCO Plan amends the Original SWEPCO Plan filed on April 19, 1996 (as amended by the First Amended SWEPCO Plan filed on September 30, 1996) by the Members Committee, SWEPCO and Entergy Gulf States in the bankruptcy court. Under the Original SWEPCO Plan, SWEPCO had proposed to acquire all of the non-nuclear assets of Cajun for approximately $405 million in cash. In addition, under the Original SWEPCO Plan, the Cajun member cooperatives would have made future payments with a net present value ranging from $497 million to $567 million to the RUS of the federal government, Cajun's largest creditor, by using a portion of the cooperatives' future income from their retail customers.

         Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court at about the same time as the filing of the First Amended SWEPCO Plan, one of which offers a higher cash bid price. Under one competing plan, Cajun's non-nuclear assets would be acquired by Louisiana Generating LLC, which would be owned by affiliates of SEI Holding, Inc., NRG Energy, Inc. and Zeigler Coal Holdings Company. Cajun's court appointed trustee in bankruptcy is supporting this plan as well as RUS, Cajun's largest creditor. In addition, Enron Capital & Trade Resources Corp. and the Official Committee of Unsecured Creditors have jointly filed a competing plan of reorganization.

         Confirmation hearings in Cajun's bankruptcy case have been postponed until March 10, 1997 because a bankruptcy court ruling on January 7, 1997 disqualified the law firm representing the Members Committee due to an irreconcilable conflict between the firm's representation of both the Members Committee and Southwest Louisiana Electric Membership Corporation. The bankruptcy court postponed the confirmation hearings to allow the Members Committee time to obtain new counsel. At a February 24, 1997 status conference, the bankruptcy court extended the resumption of full confirmation hearings until April 21, 1997.

         Consummation of the Second Amended SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to the receipt of their corresponding board approvals. If the Second Amended SWEPCO Plan is confirmed, CSW and SWEPCO expect initially to finance the $807 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external borrowings and internally generated funds.


NEW INITIATIVES

         As described in OVERVIEW, a vital part of CSW's future strategy involves initiatives that are outside of the traditional United States electric utility industry due to increasing competition and fundamental changes in this industry. In addition, lower anticipated growth rates in CSW's core United States electric utility business combine with the aforementioned industry factors to cause CSW to pursue new initiatives. These new initiatives have taken a variety of forms; however, they are all consistent with the overall plan for CSW to develop a global energy business. While CSW believes that such initiatives are necessary to maintain its competitiveness and to supplement its growth in the future, the Holding Company Act may impede or delay its ability to successfully pursue such initiatives (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See RECENT DEVELOPMENTS AND TRENDS.

       2-31
         CSW ENERGY
         CSW Energy presently owns interests in five operating power projects totaling 648 MW which are located in Colorado, Florida and Texas. Also, CSW Energy has one 330 MW power plant under construction in Texas. In addition to these projects, CSW Energy has another six projects totaling approximately 1,700 MW in various stages of development, mostly in affiliation with other developers.

         CSW INTERNATIONAL
         CSW International was organized to pursue investment opportunities in EWGs and foreign utility companies. CSW International currently holds investments in the United Kingdom, Mexico and Brazil.

         In July 1996, CSW International announced a joint venture with Alpek, through a subsidiary, to build, own and operate a 109 MW, gas-fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico. CSW International and Alpek each will have a 50% ownership in the project, Enertek, which is expected to commence commercial operation in the first quarter of 1998.

         In December 1996, CSW International acquired a minority interest in a Brazilian electric utility company which serves approximately 600,000 customers in an area of approximately 118,000 square miles. CSW International continues to seek to expand into other countries in Latin America, Europe, Australia and Asia that meet its investment criteria.

         CSW COMMUNICATIONS
         CSW Communications was formed to provide communication services to the U.S. Electric Operating Companies, non-affiliates and directly to retail customers. CSW Communications will continue to market energy management and utility management systems to other electric companies. The company will also seek regulatory approval to provide similar services to CPL, PSO, SWEPCO and WTU.

         In January 1997, CSW and ICG Communications, Inc. announced a joint venture limited partnership to market telecommunications services. The new partnership, ChoiceCom, will be based in Austin, Texas and will develop and market telecommunications services in the four-state region of Texas, Oklahoma, Louisiana, and Arkansas. ChoiceCom initially plans to serve Austin and Corpus Christi, Texas with local telephone, long distance and data services.

         At the same time, ChoiceCom will seek to develop business opportunities in other cities in the four-state region. In addition to offering local exchange, long distance and data transmission services, ChoiceCom may expand CSW Communications' existing city-to-city fiber network business depending on market conditions. CSW Communications currently has franchises in Austin and Corpus Christi, Texas to build fiber networks and provide telecommunications services.

         ChoiceCom must obtain regulatory approvals and negotiate business agreements with existing telecommunications providers before it can begin offering telecommunications services in competition with established telecommunications providers. ChoiceCom currently plans to begin offering telecommunications services as soon as appropriate agreements and approvals have been obtained.

         ENERSHOP
         EnerShop currently provides energy services to customers in Texas. These are services that help reduce customers' operating costs through increased energy efficiencies and improved equipment operations. EnerShop utilizes the skills of local trade allies in offering services that include energy and facility analysis, project management, engineering design and equipment procurement and construction, third party financing and equipment leasing, savings and performance guarantees and performance monitoring. In 1996, EnerShop secured several contracts and has bids outstanding for several additional projects in 1997.



       2-32


         OTHER VENTURES
         The CSW Services Business Ventures group pursues energy projects related to the business activities of the U.S. Electric Operating Companies. One project, Numanco, provides staffing services for electric utility power plants. Projects related to energy management systems and electric substation automation software are also being pursued.


SOUTH TEXAS PROJECT

         CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. HLP (the Project Manager of STP) owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989. The owners of STP are in negotiations to form the South Texas Project Nuclear Operating Company which would replace HLP as the operator and project manager of STP.

         From February 1993 until May 1994, STP experienced an unscheduled outage resulting from mechanical problems. The outage resulted in significant rate and regulatory proceedings involving CPL, including a base rate case and fuel reconciliation proceedings as previously discussed. Unit 1 restarted on February 25, 1994 and reached 100% power on April 8, 1994 and Unit 2 resumed operation on May 30, 1994 and reached 100% power on June 16, 1994. During the last six months of 1994, the STP units operated at capacity factors of 98.6% for Unit 1 and 99.2% for Unit 2. For a discussion of regulatory matters surrounding the STP outage, see NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

         STP Unit 1 was removed from service during 1996 for a scheduled refueling outage which lasted 22 days. For the year 1996, Unit 1 and Unit 2 operated at net capacity factors of 93.1% and 95.2%, respectively.

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

         The U.S. Electric Operating Companies are subject to various pending claims alleging that they are PRPs under federal or state remedial laws for investigating and cleaning up contaminated property. CSW anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on CSW's or any U.S. Electric Operating Company's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by the U.S. Electric Operating Company, the estimated amount of costs allocated to the U.S. Electric Operating Company and the participation of other parties. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.


       2-33


NEW ACCOUNTING STANDARDS

         SFAS NO. 121
         CSW adopted SFAS No. 121 effective January 1, 1996. The statement establishes a two-fold test for identification and quantification of an impaired asset. The adoption of SFAS No. 121 did not have a significant impact on CSW's consolidated results of operations or financial condition. Under the current regulatory environment, CSW does not expect SFAS No. 121 to have a significant impact on its consolidated results of operation or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, CSW is monitoring the changing conditions facing the electric utility industry.

         SFAS NO. 123
         SFAS No. 123 provides that if stock is granted to an employee or a non-employee in return for services provided to the company, that this stock represents compensation to the recipient. It requires the calculation of a compensation cost, but then allows the company to choose between making the charge to net income or disclosing this information in its notes to its financial statements. CSW has chosen to disclose the information in the Notes to the Consolidated Financial Statements rather than making the charge to Net Income. See NOTE 12. STOCK-BASED COMPENSATION PLANS for CSW's valuation of stock options for 1996 and 1995. Under prior accounting rules, recognition of compensation for the grant of stock options was not required if the stock price at the time of the grant and the price at which the employee could purchase the stock were the same.

         SFAS NO. 125
         SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control. An entity recognizes assets it controls and derecognizes assets when control has been surrendered and liabilities when they have been extinguished. A transfer of assets in which control of the asset is surrendered is recorded as a sale. Control of an asset is surrendered only when and if certain distinct conditions are met. Likewise, a liability is only extinguished under certain distinct conditions. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and cannot be applied prior to that date. Adoption of this standard will not have a material adverse effect on CSW's consolidated results of operations or financial condition.

         SFAS NO. 128
         On March 3, 1997, the FASB issued SFAS No. 128, effective for financial statements for periods ending after December 15, 1997. SFAS No. 128 will simplify the computation of earnings per share for many companies by eliminating calculation provisions which were required by the prior earnings per share standard, Accounting Principles Board Opinion No. 15. CSW believes that adoption of SFAS No. 128 will not have a material effect on its calculation of earnings per share.



       2-34
CSW
Consolidated Statements of Income
Central and South West Corporation
-----------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                             --------------------------------
                                                  1996      1995     1994
                                                -------    ------   ------
                                           ($ in millions, except share amounts)

Operating Revenues
    U.S. Electric                                $3,248    $2,883   $3,065
    United Kingdom                                1,848       208     --
    Other diversified                                59        52       40
                                                -------    ------   ------
                                                  5,155     3,143    3,105
                                                -------    ------   ------

Operating Expenses and Taxes
    U.S. Electric fuel                            1,151     1,004    1,113
    U.S. Electric purchased power                    77        41       48
    United Kingdom cost of sales                  1,331       158     --
    Other operating                                 785       557      539
    Maintenance                                     150       155      171
    Depreciation and amortization                   464       353      324
    Taxes, other than income                        178       162      176
    Income taxes                                    224        92      179
                                                -------    ------   ------
                                                  4,360     2,522    2,550
                                                -------    ------   ------
Operating Income                                    795       621      555
                                                -------    ------   ------

Other Income and Deductions
    Mirror CWIP liability amortization             --          41       68
    U.S. Electric reserves for utility plant
        development costs, net of tax benefit
        of $33                                      (84)     --       --
    Other                                            23        58       41
                                                -------    ------   ------
                                                    (61)       99      109
                                                -------    ------   ------
Income Before Interest Charges                      734       720      664
                                                -------    ------   ------

Interest Charges
    Interest on long-term debt                      325       223      203
    Interest on short-term debt and other            94       101       74
                                                -------    ------   ------
                                                    419       324      277
                                                -------    ------   ------

Income from Continuing Operations                   315       396      387
                                                -------    ------   ------

Discontinued Operations
    Income from discontinued operations, net
        of tax of $6 for 1996, $13 for 1995
        and $10 for 1994                             12        25       25
    Gain on the sale of discontinued
        operations, net of tax of $72               120      --       --
                                                -------    ------   ------
                                                    132        25       25
                                                -------    ------   ------

Net Income                                          447       421      412
Preferred stock dividends                            18        19       18
                                                =======    ======   ======
Net Income for Common Stock                        $429      $402     $394
                                                =======    ======   ======


Average Common Shares Outstanding                 207.5     191.7    189.3

Earnings per Share of Common Stock
     from Continuing Operations                   $1.43     $1.97    $1.95
Earnings per Share of Common Stock
     from Discontinued Operations                  0.64      0.13     0.13
                                                -------    ------   ------
Earnings per Share of Common Stock                $2.07     $2.10    $2.08
                                                =======    ======   ======

Dividends Paid per Share of Common Stock          $1.74     $1.72    $1.70
                                                =======    ======   ======

   The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-35

CSW
Consolidated Statements of Stockholders' Equity
Central and South West Corporation
------------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                              --------------------------------
                                                  1996     1995     1994
                                                 ------   ------   ------
                                                        (millions)

Common Stock at Beginning of Year                  $675     $667     $659
    Sale of Common Stock                             65        8        8
                                                 ------   ------   ------
Common Stock at End of Year                         740      675      667
                                                 ------   ------   ------

Paid-in Capital at Beginning of Year                610      561      518
    Sale of Common Stock                            412       49       43
                                                 ------   ------   ------
Paid-in Capital at End of Year                    1,022      610      561
                                                 ------   ------   ------

Retained Earnings at Beginning of Year            1,893    1,824    1,753
    Net income for common stock                     429      402      394
    Deduct:  Common stock dividends                 358      329      322
    Deduct:  Preferred stock and other
               adjustments                            1        4        1
                                                 ------   ------   ------
Retained Earnings at End of Year                  1,963    1,893    1,824
                                                 ------   ------   ------

Foreign Currency Translation and Other at
  Beginning of Year                                --       --       --
    Net Change                                       77     --       --
                                                 ------   ------   ------
Foreign Currency Translation and Other at
  End of Year                                        77     --       --
                                                 ------   ------   ------


                                                 ------   ------   ------
Total Stockholders' Equity                       $3,802   $3,178   $3,052
                                                 ======   ======   ======


























   The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-36

CSW
Consolidated Balance Sheets
Central and South West Corporation
---------------------------------------------------------------------------
                                                          As of December 31,
                                                          -----------------
                                                           1996      1995
                                                          -------   -------
                                                             (millions)
ASSETS
Fixed Assets
    Electric
        Production                                         $5,830    $5,888
        Transmission                                        1,538     1,484
        Distribution                                        4,237     3,799
        General                                             1,318     1,209
        Construction work in progress                         230       346
        Nuclear fuel                                          184       165
                                                          -------   -------
            Total Electric                                 13,337    12,891
    Gas                                                      --         869
    Other diversified                                          84        18
                                                          -------   -------
                                                           13,421    13,778
  Less - Accumulated depreciation
     and amortization                                       4,940     4,761
                                                          -------   -------
                                                            8,481     9,017
                                                          -------   -------
Current Assets
    Cash and temporary cash investments                       254       401
    National Grid assets held for sale                       --         100
    Accounts receivable                                       861     1,035
    Materials and supplies, at average cost                   185       188
    Electric utility fuel inventory,
      substantially at average cost                           102       129
    Under-recovered fuel costs                                 46      --
    Prepayments and other                                      85       186
                                                          -------   -------
                                                            1,533     2,039
                                                          -------   -------
Deferred Charges and Other Assets
    Deferred plant costs                                      509       514
    Mirror CWIP asset                                         299       312
    Other non-utility investments                             347       296
    Income tax related regulatory assets, net                 236       253
    Goodwill                                                1,525     1,074
    Other                                                     402       364
                                                          -------   -------
                                                            3,318     2,813
                                                          -------   -------
                                                          $13,332   $13,869
                                                          =======   =======














   The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-37

CSW
Consolidated Balance Sheets
Central and South West Corporation
---------------------------------------------------------------------------
                                                          As of December 31,
                                                          -----------------
                                                            1996      1995
                                                          -------   -------
CAPITALIZATION AND LIABILITIES                                (millions)
Capitalization
    Common stock:   $3.50 par value
        Authorized shares:   350.0 million shares
        Issued and outstanding: 211.5 million shares
          in 1996 and 192.9 million shares in 1995           $740      $675
    Paid-in capital                                         1,022       610
    Retained earnings                                       1,963     1,893
    Foreign currency translation and other                     77      --
                                                          -------   -------
                                                            3,802     3,178
                                                          -------   -------
    Preferred stock
        Not subject to mandatory redemption                   292       292
        Subject to mandatory redemption                        33        34
    Long-term debt                                          4,024     3,914
                                                          -------   -------
          Total Capitalization                              8,151     7,418
                                                          -------   -------

    Minority Interest                                        --         202
                                                          -------   -------

Current Liabilities
    Long-term debt and preferred stock due
       within twelve months                                   204        30
    Short-term debt                                           364       692
    Short-term debt - CSW Credit, Inc.                        579       646
    Loan notes                                                 76      --
    Accounts payable                                          630       595
    Accrued taxes                                             324       228
    Accrued interest                                           82        77
    Provision for SEEBOARD acceptances                       --       1,001
    Over-recovered fuel costs                                --          43
    Other                                                     166       113
                                                          -------   -------
                                                            2,425     3,425
                                                          -------   -------

Deferred Credits
    Accumulated deferred income taxes                       2,272     2,306
    Investment tax credits                                    291       306
    Other                                                     193       212
                                                          -------   -------
                                                            2,756     2,824
                                                          -------   -------
                                                          $13,332   $13,869
                                                          =======   =======











   The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-38

CSW
Consolidated Statements of Cash Flows
Central and South West Corporation
-----------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                              -------------------------------
                                                   1996     1995     1994
                                                 -------   ------   ------
                                                          (millions)
OPERATING ACTIVITIES
    Net Income                                      $447     $421     $412
    Non-cash Items Included in Net Income
        Depreciation and amortization                521      425      402
        Deferred income taxes and investment
          tax credits                                 62      (11)      87
        Mirror CWIP liability amortization          --        (41)     (68)
        Reserves for utility plant and other
          project development costs                  147     --       --
        Gain on sale of subsidiary                  (192)    --       --
    Changes in Assets and Liabilities
        Accounts receivable                          (86)     (36)      29
        Accounts payable                              23      (32)     (27)
        Accrued taxes                                (14)      25       21
        Fuel recovery                                (89)      76       16
        Accrued restructuring charges               --         (2)     (57)
    Other                                             56      (26)     (51)
                                                 -------   ------   ------
                                                     875      799      764
                                                 -------   ------   ------
INVESTING ACTIVITIES
    Construction expenditures                       (521)    (474)    (578)
    Acquisitions expenditures                     (1,394)    (421)     (21)
    CSW Energy/CSW International projects           (124)     109     (115)
    Sale of National Grid assets                      99     --       --
    Cash proceeds from sale of subsidiary            690     --       --
    Other                                            (36)     (26)      (2)
                                                 -------   ------   ------
                                                  (1,286)    (812)    (716)
                                                 -------   ------   ------
FINANCING ACTIVITIES
    Common stock sold                                477       57       50
    Proceeds from issuance of long-term debt         437      456      199
    SEEBOARD acquisition financing                   350      731     --
    Reacquisition/Maturity of long-term debt        (239)    (363)     (31)
    Redemption of preferred stock                     (1)      (1)     (33)
    Other financing activities                        67     --       --
    Change in short-term debt                       (395)    (226)     153
    Payment of dividends                            (376)    (348)    (340)
                                                 -------   ------   ------
                                                     320      306       (2)
                                                 -------   ------   ------

Effect of exchange rate changes on cash
   and cash equivalents                              (56)    --       --
                                                 -------   ------   ------

Net Change in Cash and Cash Equivalents             (147)     293       46
Cash and Cash Equivalents at Beginning of Year       401      108       62
                                                 -------   ------   ------
Cash and Cash Equivalents at End of Year            $254     $401     $108
                                                 =======   ======   ======

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized          $356     $301     $280
                                                 =======   ======   ======
    Income taxes paid                               $196      $77      $93
                                                 =======   ======   ======




       The accompanying notes to consolidated financial statements are an integral part of these statements.

       2-39

CENTRAL AND SOUTH WEST CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS
         CSW is a registered holding company under the Holding Company Act subject to regulation by the SEC. CSW's four U.S. Electric Operating Companies are also regulated by the SEC under the Holding Company Act.

         The principal business of CSW's four U.S. Electric Operating Companies is the generation, transmission, and distribution of electric power and energy. These companies are subject to regulation by the FERC under the Federal Power Act and follow the Uniform System of Accounts prescribed by the FERC. They are subject to further regulation with regard to rates and other matters by state regulatory commissions as follows: CPL and WTU are subject to the Texas Commission; PSO is subject to the Oklahoma Commission; and SWEPCO is subject to the Arkansas Commission, Louisiana Commission, Oklahoma Commission and Texas Commission.

         The principal business of CSW's United Kingdom electric operating subsidiary, SEEBOARD, is the distribution and supply of electric power and energy in Southeast England. SEEBOARD is subject to rate regulation by the DGES.

         In addition to electric utility operations, CSW has subsidiaries involved in a variety of business activities. CSW Energy and CSW International pursue cogeneration and other energy-related ventures; CSW Credit factors the accounts receivable of affiliated and non-affiliated companies; CSW Communications pursues telecommunications projects; CSW Leasing has investments in leveraged leases and EnerShop offers energy-management services.

         The more significant accounting policies of the CSW System are summarized below:

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of CSW and its subsidiary companies.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities along with disclosure of contingent liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FIXED ASSETS
         Electric fixed assets are stated at the original cost of construction, which includes the cost of contracted services, direct labor, materials, overhead items and allowances for borrowed and equity funds used during construction. SEEBOARD's fixed assets are stated at their original fair market value which existed on the date of acquisition plus the original cost of construction since the acquisition.



       2-40


         DEPRECIATION
         Provisions for depreciation of plant are computed using the straight-line method, generally at individual rates applied to the various classes of depreciable property. The annual average consolidated composite rates of the registrants are presented in the following table.

               CSW       CPL       PSO       SWEPCO       WTU
           ------------------------------------------------------

     1996      3.4%      2.9%      3.6%       3.2%       3.2%
     1995      3.4%      2.9%      3.6%       3.2%       3.2%
     1994      3.2%      3.0%      3.5%       3.2%       3.2%

         CPL NUCLEAR DECOMMISSIONING OF STP
         At the end of STP's service life, decommissioning is expected to be accomplished using the decontamination method, which is one of the techniques acceptable to the NRC. Using this method, the decontamination activities occur as soon as possible after the end of plant operations. Contaminated equipment is cleaned and removed to a permanent disposal location, and the site is generally returned to its pre-plant state.

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

         CPL's portion of the costs of decommissioning STP were estimated to be $85 million in 1986 dollars based on a site specific study completed in 1986. CPL is recovering these decommissioning costs through rates based on the service life of STP at a rate of $4.2 million per year. The $4.2 million annual cost of decommissioning is reflected on the income statement in other operating expense. Decommissioning costs are paid to an irrevocable external trust and as such are not reflected on CPL's balance sheet. At December 31, 1996, the trust balance was $34.7 million.

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

         Based on this projected cost to decommission STP, CPL estimates that its annual funding level should increase to $8.2 million. CPL has requested this amount as part of its cost of service in its current rate filing. Other parties to the proceeding have filed annual projections ranging from $1.4 million to $8.2 million. The presiding ALJs in CPL's rate case filed a proposal for decision with the Texas Commission recommending a decommission annual funding of $6 million. CPL expects to fund at the level ultimately ordered by the Texas Commission although CPL cannot predict that level. Historically, the Texas Commission has allowed full recovery of nuclear decommissioning costs. For further information on CPL's current rate filing, see NOTE 2.
LITIGATION AND REGULATORY PROCEEDINGS.

         The FASB is currently reviewing the utility industry's accounting treatment of nuclear and certain other plant decommissioning costs. The FASB has preliminarily concluded that decommissioning costs should be accounted for at the present value as a liability, with a corresponding asset in utility plant, rather than as a component of depreciation. An exposure draft regarding this matter was issued in February 1996.

       2-41
         ELECTRIC REVENUES AND FUEL
         The U.S. Electric Operating Companies record revenues based upon cycle-billings. Electric service provided subsequent to billing dates through the end of each calendar month are accrued for estimated unbilled revenues in accordance with industry standards.

         CPL, SWEPCO and WTU recover retail fuel costs in Texas as a fixed component of base rates whereby over-recoveries of fuel are payable to customers and under-recoveries may be billed to customers after Texas Commission approval. The cost of fuel is charged to expense as consumed. PSO recovers fuel costs in Oklahoma and SWEPCO recovers fuel costs in Arkansas and Louisiana through automatic fuel recovery mechanisms. The application of these mechanisms varies by jurisdiction. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, for further information about fuel recovery.

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

         ACCOUNTS RECEIVABLE
         CSW Credit, as a wholly owned subsidiary of CSW, purchases, without recourse, the billed and unbilled accounts receivable of the U.S. Electric Operating Companies, certain non-affiliated companies and, prior to its sale in June 1996, Transok.

         REGULATORY ASSETS AND LIABILITIES
         For their regulated activities, the U.S. Electric Operating Companies follow SFAS No. 71, which defines the criteria for establishing regulatory assets and regulatory liabilities. Regulatory assets represent probable future revenue to the company associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future refunds to customers. The regulatory assets are currently being recovered in rates and the unrecovered asset balances are included in the table below.


                                       CSW      CPL        PSO    SWEPCO   WTU
                                   ---------------------------------------------
                                   (millions)              (thousands)
                                             -----------------------------------
AS OF DECEMBER 31, 1996
  Regulatory Assets
    Deferred plant costs              $509    $486,978       $--     $-- $22,365
    Mirror CWIP asset                  299     298,708        --      --      --
    Income tax related regulatory
       assets, net                     236     335,226        --      --      --
    Deferred restructuring and rate
       case costs                       46      30,965        --      --  14,973
    Deferred storm costs                 2          --     2,448      --      --
    Demand side management costs        15       7,070     8,278      --      --
    OPEBs                                3          --     3,325      --      --
    Other                               11       4,866     4,650      --     367
                                   ---------------------------------------------
                                    $1,121  $1,163,813   $18,701     $-- $37,705
  Regulatory Liabilities
  Income tax related regulatory
     liabilities, net                  $--         $--   $46,007 $36,106 $16,918


       2-42


                                       CSW      CPL        PSO    SWEPCO   WTU
                                   ---------------------------------------------
                                   (millions)              (thousands)
                                             -----------------------------------
AS OF DECEMBER 31, 1995
  Regulatory Assets
    Deferred plant costs              $514    $488,047       $--     $-- $26,092
    Mirror CWIP asset                  312     311,804        --      --      --
    Income tax related regulatory
       assets, net                     253     346,993        --      --      --
    Deferred restructuring and rate
       case costs                       46      28,025        --      --  17,577
    Deferred storm costs                 4          --     3,623      --      --
    Demand side management costs        14       7,465     6,419      --      --
    OPEBs                                7          --     4,008   2,794      --
    Other                               11       5,384     4,798      --     431
                                   ---------------------------------------------
                                    $1,161  $1,187,718   $18,848  $2,794 $44,100
  Regulatory Liabilities
  Income tax related regulatory
     liabilities, net                  $--         $--   $41,820 $37,363 $14,464

         In accordance with orders of the Texas Commission, CPL and WTU deferred carrying costs, as well as operating costs, depreciation and tax costs incurred for STP and Oklaunion, respectively. These deferrals were for the period beginning on the date when the plants began commercial operation until the date the plants were included in rate base. CPL is amortizing and recovering these deferred costs through rates over the life of the plant. WTU is amortizing and recovering such costs over seven years. In accordance with Texas Commission orders, CPL previously recorded a Mirror CWIP asset, which is being amortized over the life of STP. For further information regarding the deferred plant costs at CPL and WTU, reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

         SEEBOARD ACQUISITION
         The acquisition of SEEBOARD was accounted for as a purchase combination. An allocation of the purchase price has been performed and is reflected in the consolidated financial statements. This included an allocation of approximately $1.0 billion to goodwill at December 31, 1995. The goodwill is being amortized on a straight-line basis over 40 years. The unamortized balance of the SEEBOARD goodwill at December 31, 1996 was $1.5 billion including goodwill not recorded at December 31, 1995 prior to completion of the SEEBOARD purchase in April 1996. CSW evaluates whether circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.

         NATIONAL GRID ASSETS
         Pursuant to a December 11, 1995 distribution by SEEBOARD, CSW (UK), as a shareholder of SEEBOARD, received approximately 32.5 million shares of National Grid common stock. On February 2, 1996, all of the shares of National Grid that CSW (UK) plc held were sold for approximately $99 million.

         FOREIGN CURRENCY TRANSLATION
         The financial statements of the CSW Investments Group, which are included in CSW's consolidated financial statements, have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at the end of the period and all income statement items are translated at the average exchange rate for the applicable period. At December 31, 1996 the current exchange rate was approximately (pound)1.00=$1.71, and the average exchange rate for the twelve month period ended December 31, 1996 was approximately (pound)1.00=$1.56. All resulting translation adjustments are recorded directly to Foreign currency translation and other on CSW's consolidated balance sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The non-cash impact of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of exchange rate changes on cash and cash equivalents.



       2-43


         STATEMENTS OF CASH FLOWS
         Cash equivalents are considered to be highly liquid debt instruments purchased with a maturity of three months or less. Accordingly, temporary cash investments are considered cash equivalents.


         RECLASSIFICATION
         Certain financial statement items for prior years have been reclassified to conform to the 1996 presentation. See NOTE 14. TRANSOK DISCONTINUED OPERATIONS for information related to the classification of Transok activities.


2.      LITIGATION AND REGULATORY PROCEEDINGS

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

         The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding. CSW is the named plaintiff in the consolidated adversary proceeding. A two week non-jury trial of the case was completed on January 30, 1997, and a decision is expected in the case in the first quarter of 1997.

         Although CSW believes that it has substantial defenses to El Paso's claims and intends to defend against El Paso's claims and pursue CSW's claims vigorously, CSW cannot presently predict the outcome of the lawsuit. However, if the lawsuit is decided adversely to CSW, it could have a material adverse effect on CSW's consolidated results of operations and financial condition.

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

       2-44
         On May 10, 1996, CPL and other parties to the fuel reconciliation phase of the current rate review filed the CPL 1996 Fuel Agreement with the Texas Commission that reconciles CPL's fuel costs through June 1995. A final order implementing the settlement was issued on June 28, 1996, approving a one-time fuel refund of $23 million that was refunded to customers in July 1996. As a condition of the settlement, CPL agreed not to seek recovery of $6 million of fuel and fuel-related costs incurred during the reconciliation period. The additional amount of the refund resulted from an over-recovery of fuel costs during the reconciliation period and did not have a material impact on CPL's results of operations or financial condition.

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

         CPL has filed rebuttal testimony that challenges positions taken by the Texas Commission staff and other parties intervening in this case. CPL's testimony challenges the Texas Commission staff's proposals as unreasonable and contrary to current law and regulatory policy. While the Texas Commission staff reported the use of a "point estimate" of $850 million for potentially stranded costs, their testimony actually describes their range of potential stranded costs as very uncertain and having a range from $200 million to $2 billion. The Texas Commission staff subsequently revised its "point estimate" to $1.069 billion and its range from $223 million to $2.9 billion. In addition, the Texas Commission staff recommended: (i) a nuclear performance standard that would penalize CPL unless it operates its nuclear units better than 75 percent of the U.S. nuclear industry; (ii) a fuel-recovery mechanism that is based on prices in an undeveloped energy market; and (iii) a one-sided cap on CPL's earnings that effectively prevents CPL from realizing its authorized level of earnings.

         A proposal for decision was issued on January 21, 1997 by the ALJs hearing the case. The proposal for decision recommends an increase in annual revenues of $7.2 million, the net result of a recommended base rate reduction of $5.2 million plus increased revenues collected through two surcharges. The $7.2 million revenue rate change is made up of the following components: (i) a $10.3 million reduction in KWH-related revenues; (ii) an increase of $5.1 million in miscellaneous revenues (customer connect charges, insufficient check charges and other fees); (iii) a $4.3 million annual surcharge applied over three years to recover rate case expenses; and (iv) annual recovery of $8.1 million for demand-side management expenditures through a separate surcharge.

         A factor contributing significantly to the difference between the $71 million retail base rate increase originally requested by CPL and the ALJs' proposal is the recommended reduction in CPL's return on equity from 12.25% to 10.9% resulting in a reduction of $31 million in CPL's requested base rate increase.

         The ALJs' decision also recommends no change in the method used by CPL to recover the capitalized costs associated with CPL's 25.2% ownership interest in STP. The ALJs have recommended that the Texas Commission reject CPL's request to change the method of recovering STP deferred accounting costs from a mortgage amortization methodology to a straight-line amortization methodology. Rejection of this request would reduce CPL's request for rate relief by $14 million. The ALJs also recommended that CPL's current depreciation rates be decreased by $8.8 million a year and that the Texas Commission deny CPL's request for a $3.6 million increase for its catastrophe reserve.

         The proposal for decision also addressed the competitive issues raised in the Texas Commission's preliminary order. The ALJs determined that, under

       2-45
current law, the Texas Commission does not have authority to implement the nuclear performance standard, fuel-recovery mechanism, or earnings cap proposed by the Texas Commission staff. However, the ALJs determined that with legislative authorization, it could be appropriate to implement a nuclear performance standard and alternative fuel-recovery mechanism for CPL. The ALJs also determined that under various structures of a future competitive electric utility industry, CPL could have potentially stranded costs from $30 million to $1.718 billion. The ALJs stated that CPL's potentially stranded costs will depend on the structure of the industry in the future and that recovery of these costs might not be required by law under certain industry structures.

         A final order from the Texas Commission is expected in March 1997. CPL's management cannot predict the ultimate outcome of CPL's rate case. If CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL and CSW could experience a material adverse effect on their results of operations and financial condition.

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

                                                  Pre-tax    After-tax
                                                ------------------------
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

         CPL DEFERRED ACCOUNTING
         By orders issued in 1989 and 1990, the Texas Commission authorized CPL to defer certain STP Unit 1 and Unit 2 costs incurred between the commercial operation dates of those units and the effective date of rates reflecting the operation of those units. Upon appeal of the 1989 CPL order, and a related order involving another utility, the Supreme Court in 1994 sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL, but remanded CPL's case to the Court of Appeals to consider certain substantial evidence points of error not previously decided by the Court of Appeals. On August 16, 1995, the Court of Appeals rendered its opinion in the remand proceeding and affirmed the Texas Commission's order in all respects.

       2-46
         By orders issued in October 1990 and December 1990, the Texas Commission quantified the STP Unit 1 and Unit 2 deferred accounting costs and authorized the inclusion of the amortization of the costs and associated return in CPL's retail rates. These Texas Commission orders were appealed to the Travis County District Court where the appeals are still pending. Language in the Supreme Court's opinion in the appeal of the deferred accounting authorization case suggests that the appropriateness of including deferred accounting costs in rates charged to customers is dependent on a finding in the first case in which the deferred STP costs are recovered through rates that the deferral was actually necessary to preserve the utility's financial integrity. If in the appeals of the October 1990 and December 1990 rate orders, the courts decide that subsequent review under the financial integrity standard is required and was not made in those orders, such rate orders would be remanded to the Texas Commission for the purpose of entering findings applying the financial integrity standard. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.

         If CPL's deferred accounting matters are not favorably resolved, CSW and CPL could experience a material adverse effect on their respective results of operations and financial condition. While CPL's management is unable to predict the ultimate outcome of these matters, management believes either that CPL will receive approval of its deferred accounting amounts or that CPL will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on CSW's or CPL's results of operation or financial condition.

         CPL FUEL SURCHARGE
         On January 3, 1997, CPL filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $34.4 million, or 15.4% on an annual basis. Additionally, CPL proposed to implement a surcharge of $24.3 million, including accumulated interest, over a 12 month period. CPL requested to implement the revised fuel factors by February 28, 1997, and to commence the surcharge by April 30, 1997. On January 24, 1997, CPL filed revised schedules reflecting a revised surcharge of $23.4 million, including accumulated interest. On February 10, 1997, CPL filed a Stipulation with the Texas Commission which would surcharge customers $23.4 million, including interest over a period not to exceed twelve months and coordinate the surcharge with any refund obligation in Docket No. 14965. Additionally, the proposed fuel factors would be implemented in March 1997 resulting in an increase in fuel revenue of approximately $29.4 million , or 13.2% on an annual basis. An order granting interim approval of the stipulated fuel factors was issued February 20, 1997, allowing a March 1997 implementation of the fuel factors.

         CPL CIVIL PENALTIES
         In October 1995, the NRC notified HLP of a Notice of Violation and proposed penalties totaling $160,000 related to events that occurred at STP in May 1992. The Notice of Violation and penalties reflect the NRC's belief that certain STP employees were terminated as a result of raising safety concerns with the NRC. HLP paid the penalties in 1996.

         In September 1996, the NRC notified HLP of a Notice of Violation and proposed penalties totaling $200,000 related to events that occurred at STP in 1991 and 1994. The Notice of Violation and penalties reflect the NRC's belief that certain contractor employees working at STP were discriminated against by their employers as a result of raising safety concerns with the NRC. HLP paid the penalties in 1996.

         CPL's share of these penalty payments is 25.2% reflecting its ownership interest in STP.

         CPL NUCLEAR INSURANCE CLAIMS
         In 1994, CPL filed a claim under its NEIL I policy relating to the 1993-1994 outage at STP Units 1 and 2. NEIL formally denied CPL's claim on November 21, 1995. On April 9, 1996, CPL filed an action in state district court in Corpus Christi, Texas, against NEIL and Johnson & Higgins of Texas, Inc., the former insurance broker for STP, seeking recovery under the policy and other relief. NEIL responded by filing a suit against CPL on April 16, 1996, in the United States District Court for the Southern District of New York seeking a

       2-47
declaratory judgment to enforce an arbitration provision contained in the policy. On May 24, 1996, the New York court ordered the dispute, including the issue of whether the arbitration provision is enforceable, to arbitration and stayed the Texas proceeding. NEIL also canceled CPL's current NEIL I policy effective July 31, 1996. NEIL also filed a claim in arbitration seeking a determination that NEIL properly terminated CPL's coverage and that CPL has caused NEIL damages by opposing NEIL's attempt to compel arbitration and seeking recovery of NEIL's attorneys' fees. On June 21, 1996, CPL filed a notice of appeal of the New York court's order in the United States Court of Appeals for the Second Circuit. Subsequently, CPL and NEIL agreed to dismiss all litigation between them concerning CPL's claim for NEIL coverage. CPL and NEIL also agreed to submit their disputes over coverage to a non-binding, neutral evaluation process, although both CPL and NEIL have reserved the right to take their dispute to binding arbitration. CPL and NEIL also agreed that CPL's NEIL I policy would be reinstated. Evidentiary hearings were held by the neutral evaluator in February 1997. A final oral argument is scheduled to be held before the neutral evaluator on April 4, 1997. CPL intends to assert its rights to recovery under the NEIL I policy vigorously, but cannot predict the ultimate outcome of this matter. CPL's management believes that the resolution of this matter will not have a material adverse effect on CSW's or CPL's results of operations or financial condition.

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

         PSO RATE REVIEW
         On July 19, 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and rate structure. The review is being initiated to investigate the potential impact on PSO's rates from both the sale of Transok and PSO's restructuring efforts as well as PSO's improved financial results. Although rate reviews do not have specific time limitations, a schedule has been established for PSO's response. In accordance with the established schedule, PSO filed a package of financial information with the Oklahoma Commission staff on November 1, 1996, and cost of service and rate design testimony on January 10, 1997. A final order from the Oklahoma Commission is expected in the fall of 1997. PSO's management cannot predict the ultimate outcome of PSO's rate case, although management believes that the ultimate resolution will not have a material adverse effect on PSO's or CSW's consolidated results of operations or financial condition. However, if PSO ultimately is unsuccessful in reaffirming adequate rates, PSO and CSW could experience a material adverse effect on their consolidated results of operations and financial condition.

         On January 14, 1997, the Oklahoma Commission approved a joint settlement which provides that all bills rendered beginning with PSO's June 1997 billing cycle shall be considered interim rates subject to refund in the event that the permanent final order grants less than the current revenue produced by the existing rates.

      PSO GAS TRANSPORTATION AND FUEL MANAGEMENT FEES
         An order issued by the Oklahoma Commission in 1991 required that the level of gas transportation and fuel management fees, paid to Transok by PSO, permitted for recovery through the fuel adjustment clause be reviewed in PSO's 1993 rate proceeding. This portion of the 1993 rate review was subsequently bifurcated. In March 1995, an order was issued by the Oklahoma Commission approving an agreement which allows PSO to recover approximately $28.4 million of transportation and fuel management fees in base rates using 1991 determinants and approximately $1 million through the fuel adjustment clause. The agreement also requires the phase-in of competitive bidding of natural gas transportation requirements in excess of 165 Mmcf/d beginning in 1998.

       2-48
         PSO GAS PURCHASE CONTRACTS
         PSO has been named defendant in complaints filed in federal and state courts of Oklahoma and Texas in 1984 through 1996 by gas suppliers alleging claims arising out of certain gas purchase contracts. The plaintiffs seek relief through the filing dates as well as attorneys' fees. To date, complaints representing approximately $11 million in claims were settled. Remaining complaints currently total approximately $100,000 in claimed actual damages. The settlements did not have a material effect on PSO's consolidated results of operations or financial condition.

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

         PSO PCB CASES
         PSO has been named a defendant in petitions filed in state court in Oklahoma in February and August, 1996. The petitions allege that the plaintiffs suffered personal injury and fear future injury as a result of contamination by PCBs from a transformer malfunction that occurred in April, 1982 at the Page Belcher Federal Building in Tulsa. Each of the plaintiffs seeks actual and punitive damages in excess of $10,000. As previously reported, other claims arising from this incident have been settled and the suits dismissed. Management believes that PSO has defenses to the remaining complaints and intends to defend the suits vigorously. Moreover, management believes that the remaining claims are covered by insurance. Management also believes that the ultimate resolution of the remaining lawsuits will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

         PSO ASH CREEK COAL MINE RECLAMATION
         In August 1994, PSO received approval from the Wyoming Department of Environmental Quality to begin reclamation of a coal mine in Sheridan, Wyoming, owned by Ash Creek, a wholly owned subsidiary of PSO. Ash Creek recorded a $3 million liability in 1993 for the estimated reclamation costs and subsequently accrued an additional $500,000 in 1995. Actual reclamation work was completed in August, 1996, at a total cost of $3.6 million. Surveillance monitoring will continue for ten years after final reclamation. Management believes that ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

       2-49
         PSO SAND SPRINGS/GRANDFIELD, OKLAHOMA SITES
         In 1989, PSO investigated a Sand Springs, Oklahoma PCB storage facility and found potential PCB contamination. A clean-up plan of the facility was approved by the EPA and clean-up of the facility began in November 1994. In October 1996, EPA filed a complaint against PSO alleging PSO failed to comply with provisions of the Toxic Substances Control Act. The complaint has three counts, two of which pertain to the Sand Springs facility and the third dealing with a substation in Grandfield, Oklahoma. The EPA alleges improper disposal of PCBs at the Sand Springs site due to the length of time between discovery of the contamination and the actual clean-up at the site. The complaint at the Grandfield site alleges failure to date PCB articles at the site. The total proposed penalty for the three counts is $479,500 which has been accrued by PSO. PSO has filed a response to the complaint and is currently awaiting an answer from the EPA. Management cannot predict the outcome of this matter. However, management believes that PSO has defenses to the EPA's claims and intends to defend the matter vigorously. Management also believes that the ultimate resolution of this matter will not have a material adverse effect on CSW's or PSO's consolidated results of operations or financial condition.

      SWEPCO FUEL FACTOR PROCEEDING
         On October 31, 1996, SWEPCO filed with the Texas Commission an Application for Authority to Implement an Interim Surcharge of Fuel Cost Under-Recoveries. SWEPCO proposed to surcharge its customers approximately $10.2 million which included additional interest through the end of the surcharge period.

         On December 20, 1996, SWEPCO filed a motion for authorization to withdraw its above referenced application and to carry over the under-recovered balance to the fuel reconciliation proceeding SWEPCO is required to initiate by June 30, 1997. On December 30, 1996, the Texas Commission issued an order approving SWEPCO's motion for withdrawal. On December 31, 1996, SWEPCO had a Texas jurisdictional under-recovered fuel balance of approximately $10.5 million, including accumulated interest.

         SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         On January 20, 1995, a state district court in Bowie County, Texas, entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power plants. The court awarded SWEPCO approximately $72 million covering damages for the period from April 27, 1989 through September 26, 1994, post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals, and on April 30, 1996, that court reversed the judgment of the state district court. On October 14, 1996, SWEPCO filed an application with the Supreme Court to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. This application is now pending.

         WTU FUEL SURCHARGE
         On February 24, 1997, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $4.2 million, or 4.2% on an annual basis. Additionally, WTU proposed to implement a surcharge of $13.3 million, including accumulated interest, over a twelve month period. WTU requested to implement the revised fuel factors in conjunction with the May 1997 billings, and to commence the surcharge in conjunction with the June 1997 billings. An order in this proceeding is anticipated in early May 1997.

         WTU 1995 STIPULATION AND AGREEMENT
         WTU has been the subject of several pending regulatory matters, including the following: (i) a retail rate proceeding and fuel reconciliation before the Texas Commission in Docket No. 13369; (ii) Writ of Error to the Supreme Court - review of WTU's 1987 Texas rate case in Docket No. 7510; and

       2-50
(iii) the Texas Commission's proceeding on remand in Docket No. 13949 regarding deferred accounting treatment for Oklaunion Power Station Unit No. 1 originally authorized in the Texas Commission's Docket No. 7289.

         On September 22, 1995, WTU, along with other major parties to the above described matters, filed with the Texas Commission a joint stipulation and agreement to resolve all of these matters. The WTU 1995 Stipulation and Agreement is a unified package that included: (i) a retail base rate reduction of approximately $13.5 million annually starting with WTU's October 1995 revenue month billing cycle; (ii) a $21 million retail refund which was not attributed to any specific cause but was inclusive of all claims related to the three above described litigation and regulatory matters and included the effect of the rate reduction to October 1, 1994; (iii) a reduction of fixed fuel factors by approximately 2%; (iv) various rate and accounting treatments including a reasonable return on equity for retail operations of 11.375%; and (v) a retail base rate freeze until October 1, 1998, subject to certain force majeure provisions.

         On November 9, 1995, the Texas Commission rendered a final order that implemented the joint stipulation and agreement, ending the rate proceeding and fuel reconciliation in Docket No. 13369 and the remand, designated Docket No. 13949, to the Texas Commission by the Supreme Court for the deferred accounting treatment of Oklaunion Power Station Unit No. 1 originally authorized by the Texas Commission in Docket No. 7289. The final order also set into motion the actions required to seek a remand of the appeal of Docket No. 7510 to the Texas Commission to implement a final order consistent with the WTU 1995 Stipulation and Agreement. On December 8, 1995, all parties to the appeals filed a joint motion with the Supreme Court and, on December 22, 1995, the Supreme Court approved the joint motion to withdraw and dismissed the case. The Court of Appeals issued a mandate on April 15, 1996, directed to the Travis County District Court, that permitted the case to be remanded back to the Texas Commission. On May 23, 1996, the Texas Commission assigned it a new proceeding for docketing purposes, Docket No. 15988. A prehearing on Docket No. 15988 was held on June 24, 1996 where parties to Docket No. 15988 discussed with the ALJ a joint motion filed with the ALJ by the parties on June 21, 1996 that proposed to adopt a finding to implement the last outstanding element related to the WTU 1995 Stipulation and Agreement in Docket No. 13369, WTU's settled rate case. On October 4, 1996, the ALJ issued a proposed order that is fully consistent with the terms of the WTU 1995 Stipulation and Agreement. The Texas Commission entered a final order in Docket No. 15988 approving this agreement on October 28, 1996.

         The WTU 1995 Stipulation and Agreement is expected to impact WTU's results of operations for the next several years. Details of the items with significant earnings impact for 1995, including certain accounting treatments, are set forth in the following table.

                                                     Pre-tax   After-tax
                                                     -------   ---------
                                                         (millions)

Refund to retail customers                            $(21.0)  $(13.7)
Effect of retail rate reduction                         (2.4)    (1.6)
Current flowback of property related excess
    deferred federal income taxes                        6.9      6.9
Five year flowback of non-property related
    excess deferred federal income taxes                 0.1      0.1
Capitalization and amortization of previously
    expensed restructuring costs                        12.7      8.2
Other amortization                                      (0.2)    (0.1)
Other one-time items                                     1.0      0.7

         The WTU 1995 Stipulation and Agreement also eliminated several significant risks that have been the subject of regulatory proceedings relating to deferred accounting and rates and will enable WTU's rates to remain at competitive levels for the foreseeable future.



       2-51


         OTHER
         The Registrants are party to various other legal claims, actions and complaints arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition.


3.      COMMITMENTS AND CONTINGENT LIABILITIES

         CONSTRUCTION AND CAPITAL EXPENDITURES

         It is estimated that CSW, including the U.S. Electric Operating Companies, SEEBOARD and other diversified operations, will spend approximately $539 million in capital expenditures (but excluding capital that may be required for acquisitions) during 1997. Substantial commitments have been made in connection with these programs.

     CPL-$120 million  PSO-$84 million  SWEPCO-$118 million  WTU-$33 million

         FUEL COMMITMENTS

         To supply a portion of their fuel requirements, the U.S. Electric Operating Companies have entered into various commitments for the procurement of fuel.

         SWEPCO HENRY W. PIRKEY POWER PLANT
         In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of December 31, 1996, the maximum amount SWEPCO would have to assume was $63.9 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding at December 31, 1996 was $57.7 million.

         SWEPCO SOUTH HALLSVILLE LIGNITE MINE
         As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine, SWEPCO has agreed to provide bond guarantees on mine reclamation in the amount of $70 million. Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. The current cost to reclaim the mine is estimated to be approximately $36 million.

         OTHER COMMITMENTS AND CONTINGENCIES

         CPL NUCLEAR INSURANCE
         In connection with the licensing and operation of STP, the owners have purchased nuclear property and liability insurance coverage as required by law, and have executed indemnification agreements with the NRC in accordance with the financial protection requirements of the Price-Anderson Act.

         The Price-Anderson Act, a comprehensive statutory arrangement providing limitations on nuclear liability and governmental indemnities, is in effect until August 1, 2002. The limit of liability under the Price-Anderson Act for licensees of nuclear power plants is $8.92 billion per incident, effective as of December 1996. The owners of STP are insured for their share of this liability through a combination of private insurance amounting to $200 million and a mandatory industry-wide program for self-insurance totaling $8.72 billion. The maximum amount that each licensee may be assessed under the industry-wide program of self-insurance following a nuclear incident at an insured facility is $75.5 million per reactor, which may be adjusted for inflation, plus a five percent charge for legal expenses, but not more than $10 million per reactor for each nuclear incident in any one year. CPL and each of the other STP owners are

       2-52
subject to such assessments, which CPL and other owners have agreed will be allocated on the basis of their respective ownership interests in STP.
For purposes of these assessments, STP has two licensed reactors.

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

         For further information relating to litigation associated with CPL nuclear insurance claims, reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

         SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

         On October 26, 1996, SWEPCO, together with Entergy Gulf States and the Members Committee, which currently represents 8 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the Second Amended SWEPCO Plan in the bankruptcy court. Under the Second Amended SWEPCO Plan, a SWEPCO subsidiary or affiliate would acquire all of the non-nuclear assets of Cajun, comprised of the Big Cajun I gas-fired plant, the Big Cajun II coal-fired plant, and related non-nuclear assets, for approximately $780 million in cash, up to an additional $20 million to pay certain other bankruptcy claims and expenses and an additional $7 million to acquire claims of unsecured creditors. In addition, the Second Amended SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into new 25-year power supply agreements which will provide the Cajun member cooperatives with two wholesale rate options while permitting the Cajun member cooperatives the flexibility to acquire power on the open market when their requirements exceed mutually agreed upon levels of generating capacity available from SWEPCO. In addition, the cooperatives could elect, once every five years, to move from one option to the other. The Second Amended SWEPCO Plan would settle all claims and litigation in the bankruptcy case, including potentially protracted litigation over power supply contract rights.

         The Second Amended SWEPCO Plan amends the Original SWEPCO Plan filed on April 19, 1996 (as amended by the First Amended SWEPCO Plan filed on September 30, 1996) by the Members Committee, SWEPCO and Entergy Gulf States in the bankruptcy court. Under the Original SWEPCO Plan, SWEPCO had proposed to acquire all of the non-nuclear assets of Cajun for approximately $405 million in cash. In addition, under the Original SWEPCO Plan, the Cajun member cooperatives would have made future payments with a net present value ranging from $497 million to $567 million to the RUS of the federal government, Cajun's largest creditor, by using a portion of the cooperatives' future income from their retail customers.


       2-53
         Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court at about the same time as the filing of the First Amended SWEPCO Plan, one of which offers a higher cash bid price. Under one competing plan, Cajun's non-nuclear assets would be acquired by Louisiana Generating LLC, which would be owned by affiliates of SEI Holding, Inc., NRG Energy, Inc. and Zeigler Coal Holdings Company. Cajun's court appointed trustee in bankruptcy is supporting this plan as well as RUS, Cajun's largest creditor. In addition, Enron Capital & Trade Resources Corp. and the Official Committee of Unsecured Creditors have jointly filed a competing plan of reorganization.

         Confirmation hearings in Cajun's bankruptcy case have been postponed until March 10, 1997 because a bankruptcy court ruling on January 7, 1997 disqualified the law firm representing the Members Committee due to an irreconcilable conflict between the firm's representation of both the Members Committee and Southwest Louisiana Electric Membership Corporation. The bankruptcy court postponed the confirmation hearings to allow the Members Committee time to obtain new counsel. At a February 24, 1997 status conference, the bankruptcy court extended the resumption of full confirmation hearings until April 21, 1997.

         Consummation of the Second Amended SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to the receipt of their corresponding board approvals. If the Second Amended SWEPCO Plan is confirmed, CSW and SWEPCO expect initially to finance the $807 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external borrowings and internally generated funds.

         SWEPCO RENTAL AND LEASE COMMITMENTS
         SWEPCO has entered into various financing arrangements primarily with respect to coal transportation and related equipment, which are treated as operating leases for rate-making purposes. At December 31, 1996, leased assets of $46 million, less accumulated amortization of $36.9 million, were included in utility plant on the balance sheet and at December 31, 1995, leased assets were $46 million, less accumulated amortization of $33.7 million.

         SWEPCO BILOXI, MISSISSIPPI MGP SITE
         SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as on the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, whose ensuing comments requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not feel that cleanup to a residential scenario is appropriate since this site has been industrial/commercial for more that 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary.

         The MDEQ has not agreed to a non-residential future land use scenario as of this date and has requested further testing. Following the additional testing and resolution of whether cleanup is necessary to meet a residential usage scenario or if cleanup to a commercial/industrial scenario is appropriate, a feasibility study will be conducted to more definitively evaluate remedial strategies for the property. This will require public input prior to a final decision being made.

         A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has incurred to date approximately $200,000 for its portion of the cleanup of this site and anticipates that an additional $2 million may be required. Accordingly, SWEPCO has accrued $2 million for the cleanup.

       2-54
         CSW ENERGY LOANS AND COMMITMENTS
         The following table summarizes loans made by CSW Energy and commitments provided by CSW at December 31, 1996.

                                             Letters of
                                             Credit and
          PROJECT                            Guarantees         Loans
          -----------------------------------------------------------
                                                      (millions)

          Ft. Lupton                            $56.4            $--
          Mulberry                               15.7             --
          Orange Cogen                            1.7             --
          Phillips Sweeny (1)                   234.7           51.8
          Various developmental projects          7.6            5.5

          (1) CSW Energy has agreed to provide construction financing for the project which began in September 1996. The project costs (development, construction and financing costs) are estimated at $190 million.

         CSW INTERNATIONAL ENERTEK PROJECT
         In July 1996, CSW International announced a joint venture with Alpek, through a subsidiary, to build, own and operate a 109 MW, gas-fired cogeneration project at Alpek's Petrocel industrial complex in Altamira, Tamaulipas, Mexico. CSW International and Alpek each will have 50% ownership in the project, Enertek, which will cost approximately $75 million. CSW International has agreed to provide construction financing for the project of which $24 million had been funded at December 31, 1996. CSW International has entered into a limited guarantee agreement with the project's engineering, procurement and construction contractor that provides the contractor a guarantee of up to $5 million. The Enertek project is expected to commence commercial operations in the first quarter of 1998.


4.      INCOME TAXES

         CSW files a consolidated United States federal income tax return and participates in a tax sharing agreement with its subsidiaries. Income tax includes United States federal income taxes, applicable state income taxes and SEEBOARD's United Kingdom corporation taxes. Total income taxes differ from the amounts computed by applying the United States federal statutory income tax rate to income before taxes for a number of reasons which are presented in the INCOME TAX RATE RECONCILIATION table below. Information concerning income taxes, including total income tax expense, the reconciliation between the United States federal statutory tax rate and the effective tax rate and significant components of deferred income taxes follow.

       2-55

INCOME TAX EXPENSE                          CSW      CPL       PSO     SWEPCO      WTU
                                         ----------------------------------------------
                                         (millions)           (thousands)
                                                   ------------------------------------
1996
INCLUDED IN OPERATING EXPENSES AND TAXES
  Current (1)                               $118   $46,588   $26,152   $33,904   $6,953
  Deferred (1)                               120    57,416    14,190    10,696    9,706
  Deferred ITC (2)                           (14)   (5,553)   (2,784)   (4,730)  (1,321)
                                            -------------------------------------------
                                             224    98,451    37,558    39,870   15,338
INCLUDED IN OTHER INCOME AND DEDUCTIONS
  Current                                     (1)      639      (895)     (973)    (406)
  Deferred                                   (39)   (5,940)  (15,518)   (7,847)  (3,988)
                                            -------------------------------------------
                                             (40)   (5,301)  (16,413)   (8,820)  (4,394)
INCOME TAXES FOR DISCONTINUED OPERATIONS
  (includes $72 resulting from the gain
     on the sale)                             78        --        --        --       --
                                            -------------------------------------------
                                            $262   $93,150   $21,145   $31,050  $10,944
                                            -------------------------------------------
1995
INCLUDED IN OPERATING EXPENSES AND TAXES
  Current (1)                               $105   $51,626   $37,687   $41,852   $4,892
  Deferred                                     1   (30,025)    2,704     6,287    1,971
  Deferred ITC (2)                           (14)   (5,789)   (2,789)   (4,786)  (1,321)
                                            -------------------------------------------
                                              92    15,812    37,602    43,353    5,542
INCLUDED IN OTHER INCOME AND DEDUCTIONS
  Current                                      2       129      (197)     (721)   1,564
  Deferred                                    (4)       --        --        --       --
                                            -------------------------------------------
                                              (2)      129      (197)     (721)   1,564

INCOME TAXES FOR DISCONTINUED OPERATIONS      13        --        --        --       --
                                            -------------------------------------------
                                            $103   $15,941   $37,405   $42,632   $7,106
                                            -------------------------------------------
1994
INCLUDED IN OPERATING EXPENSES AND
TAXES
  Current                                   $103   $54,486   $32,083   $24,333  $10,898
  Deferred                                    90    26,659     7,844    22,248    8,377
  Deferred ITC (2)                           (14)   (5,789)   (2,789)   (4,278)  (1,321)
                                            -------------------------------------------
                                             179    75,356    37,138    42,303   17,954
INCLUDED IN OTHER INCOME AND DEDUCTIONS
  Current                                    (13)   (3,157)   (4,129)   (3,710)  (2,998)
  Deferred                                    (5)       --       (65)       --       --
                                            -------------------------------------------
                                             (18)   (3,157)   (4,194)   (3,710)  (2,998)

INCOME TAXES FOR DISCONTINUED OPERATIONS      10        --        --        --       --
                                            -------------------------------------------
                                            $171   $72,199   $32,944   $38,593  $14,956
                                            -------------------------------------------

     (1) Approximately $49 million and $7 million of CSW's Current Income Tax
         Expense was attributable to CSW Investments Group's operations and was recognized as United Kingdom corporation tax expense for 1996 and 1995, respectively. In addition, approximately $19 million of CSW's
         1996 Deferred Income Tax Expense was the result of CSW's foreign investment in SEEBOARD.
     (2) ITC deferred in prior years are included in income over the lives of the related properties.
       2-56


INCOME TAX RATE
RECONCILIATION                        CSW           CPL           PSO           SWEPCO          WTU
                                   ---------------------------------------------------------------------
                                ($ in millions)                   ($ in thousands)
                                              ----------------------------------------------------------
1996
Income before taxes attributable to:
  Domestic operations                $562
  Foreign operations                  146
                                   ------
Income before taxes                  $708       $240,201       $52,622        $97,605       $27,515

Tax at U.S. statutory rate           $248  35%   $84,070  35%  $18,418  35%   $34,162  35%   $9,630  35%
Differences
  Amortization of ITC                 (14) (2)    (5,553) (2)   (2,784) (5)    (4,730) (5)   (1,321) (5)
  Mirror CWIP                           5   1      4,584   2        --  --         --  --        --  --
  Non-deductible goodwill
    amortization                       13   2         --  --        --  --         --  --        --  --
  Tax credit on foreign
     operations dividend              (18) (3)        --  --        --  --         --  --        --  --
  Prior period adjustments             10   1      5,127   2       201  --      1,544   2     1,467   5
  Other                                18   3      4,922   2     5,310  10         74  --     1,168   5
                                   ---------------------------------------------------------------------
                                     $262  37%   $93,150  39%  $21,145  40%   $31,050  32%  $10,944  40%
                                   ---------------------------------------------------------------------

1995
Income before taxes attributable to:
  Domestic operations                $506
  Foreign operations                   13
                                   ------
Income before taxes                  $519       $222,388      $119,233       $159,675       $41,636

Tax at U.S. statutory rate           $182  35%   $77,836  35%  $41,732  35%   $55,886  35%  $14,573  35%
Differences
  Amortization of ITC                 (14) (3)    (5,789) (3)   (2,789) (2)    (4,786) (3)   (1,321) (3)
  Mirror CWIP                         (11) (2)   (10,843) (5)       --  --         --  --        --  --
  CPL 1995 Agreement                  (34) (7)   (34,289)(15)       --  --         --  --        --  --
  WTU 1995 Stipulation and
   Agreement                           (7) (1)        --  --        --  --         --  --    (6,859)(16)
  Prior period adjustments            (22) (4)   (13,462) (6)   (2,949) (2)    (2,783) (2)      953   2
  Other                                 9   2      2,488   1     1,411  --     (5,685) (3)     (240) (1)
                                   ---------------------------------------------------------------------
                                     $103  20%   $15,941   7%  $37,405  31%   $42,632  27%   $7,106  17%
                                   ---------------------------------------------------------------------

1994
Income before taxes                  $583       $277,640      $101,263       $144,237       $52,323

Tax at U.S. statutory rate           $204  35%   $97,174  35%  $35,442  35%   $50,483  35%  $18,313  35%
Differences
  Amortization of ITC                 (14) (2)    (5,789) (2)   (2,789) (3)    (4,277) (3)   (1,321) (3)
  Mirror CWIP                         (20) (4)   (20,293) (7)       --  --         --  --        --  --
  Prior period adjustments             (2) --     (1,955) (1)   (1,272) (1)    (2,588) (2)       --  --
  Other                                 3  --      3,062   1     1,563   2     (5,025) (3)   (2,036) (3)
                                   ---------------------------------------------------------------------
                                     $171  29%   $72,199  26%  $32,944  33%   $38,593  27%  $14,956  29%
                                   ---------------------------------------------------------------------


DEFERRED INCOME TAXES (1)                    CSW        CPL       PSO      SWEPCO     WTU
                                          --------------------------------------------------
                                          (millions)               (thousands)
                                                    ----------------------------------------
1996
Deferred Income Tax Liabilities
    Depreciable utility plant               $1,867    $791,693  $275,938  $389,575  $135,215
    Deferred plant costs                       178     170,442        --        --     7,237
    Mirror CWIP asset                          105     104,548        --        --        --
    Income tax related regulatory assets       207     156,531    10,976    30,486     9,743
    Other                                      307      72,326    35,626    38,875    26,055
                                          --------------------------------------------------
                                             2,664   1,295,540   322,540   458,936   178,250

Deferred Income Tax Assets
    Income tax related regulatory liability   (126)    (39,202)  (28,771)  (42,533)  (15,664)
    Unamortized ITC                           (105)    (51,517)  (16,802)  (26,394)  (10,234)
    Alternative minimum tax carryforward       (83)    (16,129)       --        --        --
    Other                                      (99)    (19,331)  (28,518)  (13,295)   (9,285)
                                          --------------------------------------------------
                                              (413)   (126,179)  (74,091)  (82,222)  (35,183)

                                          --------------------------------------------------
Net Accumulated Deferred Income Taxes       $2,251  $1,169,361  $248,449  $376,714  $143,067
                                          --------------------------------------------------

Net Accumulated Deferred Income Taxes
    Noncurrent                              $2,272  $1,162,051  $251,007  $372,552  $144,146
    Current                                    (21)      7,310    (2,558)    4,162    (1,079)
                                          --------------------------------------------------
                                            $2,251  $1,169,361  $248,449  $376,714  $143,067
                                          --------------------------------------------------
1995
Deferred Income Tax Liabilities
    Depreciable utility plant               $1,863    $769,888  $277,317  $388,394  $130,490
    Deferred plant costs                       180     170,816        --        --     9,132
    Mirror CWIP asset                          109     109,132        --        --        --
    Income tax related regulatory assets       220     163,014    14,481    32,462    10,557
    Other                                      290      69,671    24,923    23,441    25,606
                                          --------------------------------------------------
                                             2,662   1,282,521   316,721   444,297   175,785
Deferred Income Tax Assets
    Income tax related regulatory
      liability                               (133)    (41,567)  (30,657)  (44,914)  (15,619)
    Unamortized ITC                            (98)    (53,460)  (17,878)  (15,868)  (10,696)
    Alternative minimum tax carryforward       (96)    (21,456)       --        --        --
    Other                                     (129)    (36,386)  (14,222)  (10,906)   (9,668)
                                          --------------------------------------------------
                                              (456)   (152,869)  (62,757)  (71,688)  (35,983)

                                          --------------------------------------------------
Net Accumulated Deferred Income Taxes       $2,206  $1,129,652  $253,964  $372,609  $139,802
                                          --------------------------------------------------

Net Accumulated Deferred Income Taxes
    Noncurrent                              $2,306  $1,151,823  $264,353  $377,245  $145,130
    Current                                   (100)    (22,171)  (10,389)   (4,636)   (5,328)
                                          --------------------------------------------------
                                            $2,206  $1,129,652  $253,964  $372,609  $139,802
                                          --------------------------------------------------

        (1) In 1996, CSW generated $33 million of excess foreign tax credits against which a full valuation allowance was established as of December 31, 1996. Otherwise, as a result of a favorable earnings history, CSW did not have any valuation allowances recorded against any deferred tax assets at December 31, 1996 and 1995 other than excess foreign tax credits.


5.      BENEFIT PLANS

         PENSION PLANS
         CSW maintains a tax qualified, non-contributory defined benefit pension plan covering substantially all CSW employees in the United States. Benefits are based on employees' years of credited service, age at retirement, and final average annual earnings with an offset for the participant's primary Social Security benefit. The funding policy is based on actuarially determined contributions, taking into account amounts which are deductible for income tax purposes and minimum contributions required by ERISA. Pension plan assets consist primarily of common stocks and short-term and intermediate-term fixed income investments.

       2-58
         The majority of SEEBOARD's employees joined a pension plan that is administered for the United Kingdom's electricity industry. The assets of this plan are held in a separate trustee-administered fund that is actuarially valued every three years. SEEBOARD and its participating employees both contribute to the plan. Subsequent to July 1, 1995, new employees were no longer able to participate in that plan. Instead, two new pension plans were made available to new employees, both of which are also separate trustee-administered plans.

         Information about the two separate pension plans (the U.S. plan and the Non-U.S. plan), including: (i) pension plan net periodic costs and contributions; (ii) pension plan participation; (iii) a reconciliation of the funded status of the pension plan to the amounts recognized on the balance sheets; and (iv) assumptions used in accounting for the pension plan follow.


NET PERIODIC                                         NON-
PENSION PLAN COSTS                  CSW      U.S.    U.S.
AND CONTRIBUTIONS                  PLANS    PLAN     PLAN     CPL      PSO     SWEPCO    WTU
                                   -----------------------------------------------------------
                                          (millions)                   (thousands)
                                                           -----------------------------------
1996
Net Periodic Pension Costs
    Service cost                     $37     $23      $14    $5,367   $4,238   $4,891   $3,005
    Interest cost on projected
      benefit obligation             136      69       67    16,233   12,817   14,793    9,089
    Actual return on plan assets    (184)   (110)     (74)  (26,033) (20,554) (23,723) (14,576)
    Net amortization and deferral     27      27       --     6,509    5,139    5,932    3,645
                                   -----------------------------------------------------------
                                     $16      $9       $7    $2,076   $1,640   $1,893   $1,163
                                   -----------------------------------------------------------

Pension Plan Contributions           $35     $28       $7    $6,622   $5,228   $6,034   $3,708


                                     CSW      CPL      PSO    SWEPCO     WTU
                                   -------------------------------------------
U.S. PLAN ONLY                    (millions)           (thousands)
                                            ----------------------------------
1995
Net Periodic Pension Costs
    Service cost                     $20     $4,699   $3,614   $4,220   $2,609
    Interest cost on projected
        benefit obligation            64     14,860   11,428   13,345    8,251
    Actual return on plan assets    (117)   (27,137) (20,869) (24,370) (15,068)
    Net amortization and deferral     44     10,136    7,795    9,102    5,628
                                   -------------------------------------------
                                     $11     $2,558   $1,968   $2,297   $1,420
                                   -------------------------------------------

Pension Plan Contributions           $29     $6,754   $5,195   $6,066   $3,751

U.S. PLAN ONLY
1994
Net Periodic Pension Costs
    Service cost                     $22     $5,796   $5,181   $4,843   $3,082
    Interest cost on projected
        benefit obligation            62     15,989   14,292   13,361    8,501
    Actual return on plan assets      (4)    (1,131)  (1,011)    (945)    (601)
    Net amortization and deferral    (70)   (17,972) (16,064) (15,018)  (9,556)
                                   -------------------------------------------
                                     $10     $2,682   $2,398   $2,241   $1,426
                                   -------------------------------------------

Pension Plan Contributions           $28     $7,099   $6,345   $5,932   $3,744


       2-59
APPROXIMATE                                  NON-
NUMBER                      CSW       U.S.   U.S.
OF PARTICIPANTS IN         PLANS     PLAN    PLAN.    CPL     PSO  SWEPCO   WTU
PLANS DURING 1996          -----------------------------------------------------

Active employees           10,900    7,900   3,000   1,900   1,500  1,700  1,100
Retirees                   10,100    4,200   5,900   1,400   1,200    900    600
Terminated employees        6,200    1,400   4,800     400     400    200    200


RECONCILIATION OF FUNDED                                    1996       1995
STATUS OF PLAN TO                          1996     1996    NON-       U.S.
AMOUNTS RECOGNIZED ON                      CSW      U.S.    U.S.       PLAN
THE CSW CONSOLIDATED                       PLANS    PLAN    PLAN       ONLY
BALANCE SHEETS                             ---------------------------------
                                                       (millions)

Actuarial present value of
  Accumulated benefit obligation
      for service rendered to date         $1,748    $781    $967       $745
  Additional benefit for future
      salary levels                           200     141      59        140
                                           ----------------------     ------
      Projected benefit obligation          1,948     922   1,026        885
  Plan assets, at fair value                2,077     991   1,086        897
                                           ----------------------     ------
  Plan assets in excess of the projected
    benefit obligation                        129      69      60         12
  Unrecognized net loss                        30      27       3         64
  Unrecognized prior service cost             (12)     (7)     (5)        (8)
  Unrecognized net obligation                  16      12       4         14
                                           ----------------------     ------
       Prepaid pension cost                  $163    $101     $62        $82
                                           ----------------------     ------

         The vested portion of the accumulated benefit obligations for the combined plans was $1,678 million at December 31, 1996 and $678 million for the U.S. plan at December 31, 1995. The unrecognized net obligation for the U.S. plan is being amortized over the average remaining service life of employees or 16 years. Prepaid pension cost is included in Deferred Charges and Other Assets on the balance sheets. No reconciliation of the funding status of the plan for CPL, PSO, SWEPCO or WTU is presented because the plan is administered for the CSW System as a whole and such information is unavailable for the U.S. Electric Operating Companies individually.

         In addition to the amounts shown in the above table, CSW has a non-qualified excess benefit plan. This plan is available to all pension plan participants who are entitled to receive a pension benefit from CSW which is in excess of the limitations imposed on benefits by the Internal Revenue Code through the qualified plan. CSW's net periodic cost for this non-qualified plan for the years ended December 31, 1996, 1995 and 1994 was $4.8 million, $2.4 million and $1.8 million, respectively.


ASSUMPTIONS USED IN                   Long-Term
ACCOUNTING FOR           Discount    Compensation  Return on Plan
THE PENSION PLAN           Rate        Increase        Assets
                         ----------------------------------------

1996  U.S. Plan            8.00%         5.46%          9.50%
      Non-U.S. Plan        7.75%         5.75%          8.25%
1995  U.S. Plan            8.00%         5.46%          9.50%
1994  U.S. Plan            8.25%         5.46%          9.50%



       2-60


         POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (U.S. COMPANIES ONLY)
         CSW including each of the U.S. Electric Operating Companies, adopted SFAS No. 106 effective January 1, 1993. The transition obligation established at adoption is being amortized over twenty years, with sixteen years remaining. Prior to 1993, these benefits were accounted for on a pay-as-you-go basis. Pursuant to an order by the Oklahoma Commission, PSO established a regulatory asset of approximately $5 million in 1993 for the difference between the pay-as-you-go basis and the costs determined under SFAS No. 106. PSO is recovering the amortization of this regulatory asset over a ten year period.

         Information about the non-pension postretirement benefit plan, including: (i) net periodic postretirement benefit costs; (ii) a reconciliation of the funded status of the postretirement benefit plan to the amounts recognized on the balance sheets; and (iii) assumptions used in accounting for the postretirement benefit plan follow.


NET PERIODIC
POSTRETIREMENT                             CSW          CPL       PSO       SWEPCO      WTU
BENEFIT COSTS                            ----------------------------------------------------
                                         (millions)                (thousands)
                                                   ------------------------------------------
1996
Service cost                                  $8      $2,077     $1,705     $1,810     $1,111
Interest cost on APBO                         19       5,887      5,018      4,321      2,602
Actual return on plan assets                  (7)     (1,695)    (2,236)    (2,168)      (766)
Amortization of transition obligation          9       2,900      2,528      1,967      1,225
Net amortization and deferral                 (2)       (560)      (250)      (100)      (261)
                                          ---------------------------------------------------
                                             $27      $8,609     $6,765     $5,830     $3,911
                                          ---------------------------------------------------

1995
Service cost                                  $8      $2,123     $1,986     $1,803     $1,113
Interest cost on APBO                         18       5,929      5,175      4,299      2,561
Actual return on plan assets                  (8)     (1,948)    (2,597)    (2,466)      (870)
Amortization of transition obligation          9       2,900      2,528      1,967      1,225
Net amortization and deferral                  2         238        631        679         96
                                          ---------------------------------------------------
                                             $29      $9,242     $7,723     $6,282     $4,125
                                          ---------------------------------------------------

1994
Service cost                                  $9      $2,435     $2,350     $1,965     $1,233
Interest cost on APBO                         19       6,061      5,317      4,266      2,559
Actual return on plan assets                  (1)       (285)      (495)      (464)      (113)
Amortization of transition obligation          9       2,900      2,528      1,967      1,225
Net amortization and deferral                 (4)       (913)      (917)      (765)      (418)
                                          ---------------------------------------------------
                                             $32     $10,198     $8,783     $6,969     $4,486
                                          ---------------------------------------------------



RECONCILIATION OF FUNDED
STATUS OF PLAN TO
AMOUNTS RECOGNIZED ON
THE BALANCE SHEETS                      CSW    CPL     PSO     SWEPCO    WTU
                                    -------------------------------------------
                                    (millions)        (thousands)
                                              ---------------------------------
1996
APBO
    Retirees                           $163  $54,158  $45,736  $36,013  $22,880
    Other fully eligible participants    18    4,281    3,789    5,302    2,398
    Other active participants            55   14,871   12,534   12,694    7,857
                                       ----------------------------------------
    Total                               236   73,310   62,059   54,009   33,135
Plan assets at fair value               123   34,566   33,748   30,028   15,806
                                       ----------------------------------------
APBO in excess of plan assets           113   38,744   28,311   23,981   17,329
Unrecognized transition obligation     (144) (46,408) (40,456) (31,469) (19,597)
Unrecognized gain                        32    8,723   11,569    7,527    2,662
                                       ----------------------------------------
Accrued/(Prepaid) Cost                   $1   $1,059    $(576)     $39     $394
                                       ----------------------------------------


       2-61



RECONCILIATION OF FUNDED
STATUS OF PLAN TO
AMOUNTS RECOGNIZED ON
THE BALANCE SHEETS                      CSW    CPL     PSO     SWEPCO    WTU
                                    -------------------------------------------
                                    (millions)        (thousands)
                                              ---------------------------------
1995
APBO
    Retirees                           $175  $58,337  $49,130  $38,762  $23,880
    Other fully eligible participants    13    3,026    2,974    3,622    1,837
    Other active participants            57   14,676   12,697   13,205    7,829
                                       ----------------------------------------
    Total                               245   76,039   64,801   55,589   33,546
Plan assets at fair value               100   27,997   27,904   24,424   12,708
                                       ----------------------------------------

APBO in excess of plan assets           145   48,042   36,897   31,165   20,838
Unrecognized transition obligation     (153) (49,308) (42,984) (33,436) (20,822)
Unrecognized gain                         8    2,325    5,511    2,310      378
                                       ----------------------------------------
Accrued/(Prepaid) Cost                  $--   $1,059    $(576)     $39     $394
                                       ----------------------------------------


ASSUMPTIONS USED IN THE
ACCOUNTING FOR SFAS NO.    Discount     Return on Plan       Tax Rate of
106                         Rate            Assets          Taxable Trusts
                           -----------------------------------------------

1996                        8.00%            9.50%              39.6%
1995                        8.00%            9.50%              39.6%
1994                        8.25%            9.50%              39.6%

    Health care cost trend rates
    1996 Average Rate of 9.0% grading down .75% per year to an ultimate average rate of 5.25% in 2001.
    1995 Average Rate of 10.25% grading down .75% per year to an ultimate average rate of 5.75% in 2001.

         Increasing the assumed health care cost trend rates by one percentage point in each year would increase the APBO and the aggregate of the service and interest costs components on net postretirement benefits by the amounts presented in the following table.

                               CSW     CPL    PSO   SWEPCO    WTU
                             --------------------------------------
                                                 (millions)

APBO                         $24.4    $7.5   $6.1    $5.7     $3.4
Service and interest costs     3.4     1.0    0.8     0.8      0.5

         HEALTH AND WELFARE PLANS
         CSW provides medical, dental, group life insurance, dependent life insurance, and accidental death and dismemberment insurance plans for substantially all active CSW System employees in the United States. The total contributions, recorded on a pay-as-you-go basis, for the years ended December 31, 1996, 1995 and 1994 are listed in the following table.

                     CSW       CPL      PSO    SWEPCO     WTU
                   --------------------------------------------
                                             (millions)

1996                $28.4     $7.0     $5.5     $6.5     $4.0
1995                 27.0      6.6      5.3      6.2      3.6
1994                 17.0      4.6      3.6      4.1      2.7

         Employer provided health care benefits are not common in the United Kingdom due to the country's national health care system. Accordingly, SEEBOARD does not provide health care benefits to the majority of its employees.


       2-62


6.      JOINTLY OWNED ELECTRIC UTILITY PLANT

         The U.S. Electric Operating Companies are parties to various joint ownership agreements with other non-affiliated entities. Such agreements provide for the joint ownership and operation of generating stations and related facilities, whereby each participant bears its share of the project costs. At December 31, 1996, the U.S. Electric Operating Companies had undivided interests in five such generating stations and related facilities as shown in the following table.


                             CPL         SWEPCO       SWEPCO        SWEPCO       CSW(1)
                             STP       FLINT CREEK    PIRKEY      DOLET HILLS  OKLAUNION
                        NUCLEAR PLANT  COAL PLANT  LIGNITE PLANT LIGNITE PLANT COAL PLANT
                        -----------------------------------------------------------------
                                                            ($ in millions)
Plant in service           $2,333          $79         $435          $227         $397
Accumulated depreciation     $503          $44         $162           $77         $113
Plant capacity-MW           2,501          480          650           650          676
Participation                25.2%        50.0%        85.9%         40.2%        78.1%
Share of capacity-MW          630          240          559           262          528

     (1) CPL, PSO and WTU have joint ownership agreements with each other and other non-affiliated entities. Such agreements provide for the joint ownership and operation of Oklaunion Power Station. Each participant provided financing for its share of the project, which was placed in service in December 1986. CPL's 7.8%, PSO's 15.6% and WTU's 54.7% ownership interest represents CSW's 78.1% participation in the plant.
          The statements of income reflect CPL's, PSO's and WTU's respective portions of the operating costs of Oklaunion Power Station. The total investments, including AFUDC, in Oklaunion Power Station for CPL, PSO and WTU were $36 million, $80 million and $281 million, respectively, at December 31, 1996. Accumulated depreciation was $10 million, $30 million and $73 million for CPL, PSO and WTU, respectively, at December 31, 1996.


7.      FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the following fair values of each class of financial instruments for which it is practicable to estimate fair value. The fair value does not affect CSW's or any of the U.S. Electric Operating Companies' liabilities unless the issues are redeemed prior to their maturity dates.

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

         PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
         The fair value of SWEPCO's preferred stock subject to mandatory redemption is estimated based on quoted market prices for the same or similar issues or on the current rates offered to CSW for preferred stock with the same or similar remaining redemption provision.

         LONG-TERM DEBT AND PREFERRED STOCK DUE WITHIN 12 MONTHS
         The fair value of current maturities of long-term debt and preferred stock due within 12 months are estimated based on quoted market prices for the same or similar issues or on the current rates offered for long-term debt or preferred stock with the same or similar remaining redemption provisions.

       2-63
CARRYING VALUE AND
ESTIMATED FAIR                 CSW       CPL       PSO      SWEPCO     WTU
VALUE                      --------------------------------------------------
                           (millions)              (thousands)
                                     ----------------------------------------
LONG-TERM DEBT
   1996 carrying amount      $4,024  $1,323,054  $420,301  $597,151  $275,070
        fair value            4,065   1,346,306   420,863   605,853   275,355
   1995 carrying amount       3,914   1,517,347   379,250   598,951   273,245
        fair value            4,090   1,583,959   396,386   627,034   286,648

PREFERRED STOCK SUBJECT TO
MANDATORY REDEMPTION
   1996 carrying amount          33          --        --    32,464        --
        fair value               34          --        --    33,579        --
   1995 carrying amount          34          --        --    33,628        --
        fair value               35          --        --    34,648        --

LONG-TERM DEBT AND
PREFERRED STOCK DUE WITHIN
12 MONTHS
   1996 carrying amount         204     200,000        --     3,760        --
        fair value              204     200,000        --     3,760        --
   1995 carrying amount          30         231    25,000     5,099        --
        fair value               30         231    25,000     5,136        --


8.      LONG-TERM DEBT

         CSW's long-term debt outstanding as of the end of the last two years is presented in the following table.

  Maturities           Interest Rates           December 31,
From        To         From        To         1996        1995
---------------------------------------------------------------
                                    (millions)
Secured bonds
1997        2025       5.25%      7.75%      $2,108      $2,308

Unsecured bonds
2001        2030       4.135% (1) 8.875%      1,384         754

Notes and Lease
  Obligations
1997        2003       5.503%     9.75%         724         321

CSW Credit Agreement      floating               --         731

Unamortized discount                            (12)        (13)
Unamortized cost of
  reacquired debt                              (180)       (187)
                                             ------------------
                                             $4,024      $3,914
                                             ------------------
(1)  Variable rate

         The mortgage indentures, as amended and supplemented, securing FMBs issued by the U.S. Electric Operating Companies, constitute a direct first mortgage lien on substantially all electric utility plant. The U.S. Electric Operating Companies may offer additional FMBs, MTNs and other securities subject to market conditions and other factors.

         CPL
         CPL's $40.9 million Series 1995, Guadalupe, PCRBs were issued with a variable rate computed daily. The average interest rate for 1996 was 4.1%.



       2-64


         SWEPCO
         SWEPCO's $50.0 million bank loan bears interest at a variable rate. The weighted average interest rate for 1996 was 5.5%.

         CSW's year end weighted average cost of long-term debt was 7.2% for 1996 and 1995, and 7.7% for 1994. For additional information about the U.S. Electric Operating Companies' long term debt, see their STATEMENTS OF CAPITALIZATION in the FINANCIAL STATEMENTS.

         ANNUAL REQUIREMENTS
         Certain series of outstanding first mortgage bonds have annual sinking fund requirements, which are generally 1% of the amount of each such series issued. These requirements may be, and generally have been, satisfied by the application of net expenditures for bondable property in an amount equal to 166-2/3% of the annual requirements. Certain series of pollution control bonds also have sinking fund requirements. At December 31, 1996, the annual sinking fund requirements and annual maturities (including sinking fund requirements) for all long-term debt for the next five years are presented in the following table.

           Sinking Fund
           Requirements      CSW        CPL      PSO    SWEPCO   WTU
           ----------------------------------------------------------
                          (millions)            (thousands)
                                    ---------------------------------

           1997              $1        $640     $550     $145    $--
           1998               1         360      550      145     --
           1999               1         360      300      595     --
           2000               1         360      300      595     --
           2001               1          --      300      595     --

           Annual
           Maturities        CSW       CPL      PSO     SWEPCO     WTU
           -------------------------------------------------------------
                         (millions)            (thousands)
                                   -------------------------------------

           1997             $204     $200,640     $550   $2,560      $--
           1998               31       28,360      550    2,374       --
           1999              195      125,360   25,300   43,962       --
           2000              258      100,360   20,300   97,826   40,000
           2001              517       36,000   20,300      595       --

         DIVIDENDS
         The U.S. Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not limit the ability of CSW to pay dividends to its shareholders. At December 31, 1996, approximately $1.5 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. Of this, the amounts attributable to the U.S. Electric Operating Companies were as follows:

CPL-$770 million  PSO-$146 million  SWEPCO-$322 million  WTU-$123 million

         REACQUIRED LONG-TERM DEBT
         During 1996, 1995 and 1994, the U.S. Electric Operating Companies reacquired $205 million, $355 million and $27 million of long-term debt, respectively, including reacquisition premiums, prior to maturity. The premiums and related reacquisition costs and discounts are included in long-term debt on the balance sheets and are being amortized over periods consistent with their expected ratemaking treatment. The remaining amortization periods for such items range from 1 to 31 years.

       2-65
         Reference is made to MD&A for further information related to long-term debt, including new issues and reacquisitions of long-term debt during 1996 as well as information related to the financing of the SEEBOARD acquisition.


9.      PREFERRED STOCK

         The outstanding preferred stock of the U.S. Electric Operating Companies as of the end of the last two years is presented in the following table.

                                                                   Current
                                                                 Redemption
                              Dividend Rate    December 31,         Price
                                From - To     1996      1995      From - To
                              --------------------------------------------------
                                                     (millions)
Not subject to mandatory redemption
      1,352,900 shares        4.00% - 8.72%    $135     $135   $100.00 - $109.00
      1,600,000 shares           auction        160      160         100.00
   Issuance expenses/premiums                    (3)      (3)
                                               ----     ----
                                               $292     $292
                                               ----     ----
Subject to mandatory redemption
      340,000 shares              6.95%         $34      $35
   To be redeemed within one
      year                                       (1)      (1)
                                               ----     ----
                                                $33      $34
                                               ----     ----
Total authorized shares
     6,405,000

         All of the outstanding preferred stock is redeemable at the option of the U.S. Electric Operating Companies upon 30 days notice at the current redemption price per share. Since 1994, when CPL, SWEPCO and WTU collectively redeemed $33 million of preferred stock including redemption premiums and sinking fund requirements, the only preferred stock redemptions have been for SWEPCO's $1.2 million annual sinking fund requirement.

         CPL
         The dividends on CPL's $160 million auction and money market preferred stocks are adjusted every 49 days, based on current market rates. The dividend rates averaged 4.1%, 4.5% and 3.5% during 1996, 1995 and 1994, respectively.

         SWEPCO
         The minimum annual sinking fund requirement for SWEPCO's preferred stock subject to mandatory redemption is $1.2 million for the years 1997 through 2001. This sinking fund retires 12,000 shares annually.

         For additional information about the U.S. Electric Operating Companies' preferred stock, see their STATEMENTS OF CAPITALIZATION in the FINANCIAL STATEMENTS.


10.     SHORT-TERM FINANCING

         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a money pool to coordinate short-term borrowings for certain subsidiaries and also incurs borrowings outside the money pool for other subsidiaries through the issuance of its commercial paper. As of December 31, 1996, CSW had revolving credit facilities totaling $1.2 billion to back up its commercial paper program which, at December 31, 1996, had $364 million outstanding. The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest rate for the year of 5.6%, was $815 million during April 1996.

       2-66
         CSW Credit, which does not participate in the money pool, issues commercial paper on a stand-alone basis that is secured by the assignment of its receivables. CSW Credit maintains a secured revolving credit agreement which aggregated $830 million to back up its commercial paper program which, at December 31, 1996, had $579 million outstanding. The maximum amount of such commercial paper outstanding during the year, which had a weighted average interest rate for the year of 5.4%, was $878 million during August 1996.


11.     COMMON STOCK

         On February 27, 1996, CSW sold 15,525,000 shares of its CSW Common in the 1996 Stock Offering and received net proceeds of approximately $398 million. These proceeds were used to repay a portion of the indebtedness incurred by CSW under the CSW Credit Agreement to fund the acquisition of SEEBOARD.

         CSW maintains a long-term incentive plan pursuant to which CSW is authorized to issue shares of restricted common stock, stock options and/or stock appreciation rights to certain eligible employees. Under the long-term incentive plan, approximately 3.8 million shares of CSW Common were available for grant as of December 31, 1996 and approximately 1.3 million shares were reserved for issuance upon exercise of options which were outstanding at December 31, 1996. In January 1996, the compensation committee of the board of directors of CSW authorized a restricted stock grant for the executive officers of CSW. This special award was made to reward sustained, long-term corporate performance, to encourage executive retention and to focus on the long-term perspective. This grant vests in 25 percent increments in 1997, 1998, 1999 and 2000. Beginning in 1997, non-employee directors will receive an annual award of 600 phantom stock shares which vest upon termination as a director and are then converted one for one into shares of CSW Common.

         After receipt of an order from the SEC in March 1996, the PowerShare plan is now available to CSW shareholders, employees, eligible retirees and other residents of legal age in the fifty states of the United States and District of Columbia. The SEC approval also allows CSW to issue and sell an additional five million shares of CSW Common through the PowerShare plan. Plan participants are able to make optional cash payments and reinvest all or any portion of their dividends in additional CSW Common. Beginning in 1996, CSW is able to raise new common stock equity through its ThriftPlus plan, whereby the plan trustee purchases CSW Common directly from CSW instead of on the open market. Information concerning new CSW Common equity related to these two plans and stock options for 1996 and 1995 is presented in the table below. PowerShare and ThriftPlus were the primary contributors in 1996 while PowerShare was the main contributor in 1995. See MD&A-LIQUIDITY AND CAPITAL RESOURCES for additional detail on these two plans.


                                                1996                1995
                                         -------------------------------------

Number of new shares issued (millions)          2.9                  2.3
Range of stock price for new shares      $24 3/8 - $28 7/8    $22 5/8 - $28 3/8
New common stock equity (millions)              $79                  $57


12.     STOCK-BASED COMPENSATION PLANS

         CSW has a key employee incentive plan. This plan is accounted for under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, pro forma calculations of CSW's and each of the U.S. Electric Operating Companies' net income for common stock and earnings per share as required by SFAS No. 123 would not have changed from amounts reported.

       2-67
         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

         CSW may grant options for up to 4.0 million shares of CSW Common under the stock option plan. Under the stock option plan, the option exercise price equals the stock's market price on the date of grant. The grant vests over three years, one-third on each of the three anniversary dates of the grant, and expires 10 years after the original grant date. CSW has granted 2.1 million shares through December 31, 1996.

         A summary of the status of CSW's stock option plan at December 31, 1996 and 1995 and the changes during the years then ended is presented in the following table.

                                  1996                        1995
                      ----------------------------------------------------------
                        Shares     Weighted Average   Shares    Weighted Average
                      (thousands)   Exercise Price  (thousands)  Exercise Price
                      ----------------------------------------------------------

Outstanding at beginning
   of year               1,564            $26          1,616           $26
Granted                     70             27             --            --
Exercised                 (147)            24            (23)           22
Canceled                   (75)            27            (29)           27
                         -----                         -----
Outstanding at end of
   year                  1,412             26          1,564            26

Exercisable at end of
   year                  1,004            n/a            828           n/a

Weighted average fair
   value of options         $2.66 - $2.82

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996: (i) risk-free interest rate of 6.4%; (ii) expected dividend rate of 6.8%; (iii) and expected volatility of 17%. The expected life of the options granted did not materially impact the values produced.


13.     BUSINESS SEGMENTS

         CSW's business segments at December 31, 1996 included the U.S. Electric Operations (CPL, PSO, SWEPCO, WTU) and the United Kingdom Electric Operations (CSW Investments Group). The United Kingdom Electric Operations includes the activities of SEEBOARD, as well as the purchase accounting adjustments and financing activities included in the CSW Investments Group. See NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for a discussion of the accounting for the SEEBOARD acquisition. Seven additional non-utility companies are included with CSW in Corporate items and Other (CSW Energy, CSW International, CSW Communications, CSW Credit, CSW Leasing, CSW Services and EnerShop). Gas Operations (Transok) were sold on June 6, 1996. See NOTE 14. TRANSOK DISCONTINUED OPERATIONS for additional information. CSW's business segment information is presented in the following tables.

       2-68
                                     1996       1995        1994
                                  --------------------------------
                                             (millions)
OPERATING REVENUES
  Electric Operations
     United States                  $3,248      $2,883      $3,065
     United Kingdom (1)              1,848         208        --
  Corporate items and Other             59          52          40
                                  --------    --------    --------
                                    $5,155      $3,143      $3,105
                                  --------    --------    --------

OPERATING INCOME
  Electric Operations
     United States                    $768        $719        $728
     United Kingdom (1)                236          21        --
  Corporate items and Other             15         (27)          6
                                  --------    --------    --------
  Operating income before taxes      1,019         713         734
  Income taxes                        (224)        (92)       (179)
                                  --------    --------    --------
                                      $795        $621        $555
                                  --------    --------    --------

DEPRECIATION AND AMORTIZATION
  Electric Operations
    United States                     $362        $335        $316
    United Kingdom (1)                  88           7        --
  Corporate items and Other             14          11           8
                                  --------    --------    --------
                                      $464        $353        $324
                                  --------    --------    --------

IDENTIFIABLE ASSETS
  Electric Operations
     United States                  $9,417      $9,201      $9,066
     United Kingdom (1)              3,061       2,821        --
  Corporate items and Other            854       1,081       1,276
                                  --------    --------    --------
                                    13,332      13,103      10,342
  Gas Operations (Discontinued)       --           766         724
                                  --------    --------    --------
                                   $13,332     $13,869     $11,066
                                  --------    --------    --------

CAPITAL EXPENDITURES AND
ACQUISITIONS
  Electric Operations
     United States                    $356        $398        $493
     United Kingdom (1), (2)         1,543         731          --
  Corporate items and Other (3)        109          19         114
                                  --------    --------    --------
                                     2,008       1,148         607
  Gas Operations (Discontinued)         23          66          65
                                  --------    --------    --------
                                    $2,031      $1,214        $672
                                  --------    --------    --------

(1) Represents equity method of accounting for November 1995 (27.6%) and full consolidation accounting for December 1995 (76.45%).
(2) Includes $1,394 million and $731 million in 1996 and 1995, respectively, used to purchase SEEBOARD.
(3)  Includes CSW Energy and CSW International equity investments.

       2-69


14.     TRANSOK DISCONTINUED OPERATIONS (UNAUDITED)

         On June 6, 1996, CSW sold Transok to Tejas. Accordingly, the results of operations for Transok have been reported as discontinued operations and prior periods have been restated for consistency.

         Transok is an intrastate natural gas gathering, transmission, marketing and processing company that provides natural gas services to the U.S. Electric Operating Companies, predominantly PSO, and to other gas customers throughout the United States. Transok's natural gas facilities are located in Oklahoma, Louisiana and Texas. After the sale, Transok has continued to supply gas to the U.S. Electric Operating Companies.

         CSW sold Transok to Tejas for approximately $890 million, consisting of $690 million in cash and $200 million in existing long-term debt that remained with Transok after the sale. A portion of the cash proceeds was used to repay the CSW Credit Agreement and the remaining proceeds were used to repay commercial paper borrowings. CSW recorded an after tax gain on the sale of Transok of approximately $120 million in 1996. As a result of the gain, CSW incurred a current tax liability of approximately $195 million. Approximately two-thirds of the current tax liability results from taxes previously deferred by Transok. The deferred taxes were generated primarily by the excess of Transok's tax depreciation over its book depreciation.

         Transok's operating results for 1996, 1995 and 1994 are summarized in the following table (transactions with CSW have not been eliminated).

                                           1996     1995     1994
                                          ------------------------


Total revenue                              $362     $721     $647

Operating income before income taxes         23       52       49

Earnings before income taxes                 18       38       35
Income taxes                                 (6)     (13)     (10)
                                          -----    -----    -----
Net income from discontinued operations     $12      $25      $25
                                          -----    -----    -----

         Since Transok was sold on June 6, 1996, the results of operations for 1996 do not reflect a full year's earnings from Transok. The net assets of Transok included in CSW's Consolidated Balance Sheet at December 31, 1995, are summarized in the following table.

                                              December 31, 1995
                                              -----------------
                                                  (millions)

Net gas fixed assets                                  $632
Current assets                                          81
Deferred charges and other assets                       52
Current liabilities                                   (123)
Long-term debt                                        (200)
Deferred credits and other liabilities                (116)
                                                     -----
Net assets                                            $326
                                                     -----


       2-70


15.     PRO FORMA INFORMATION (UNAUDITED)

         CSW secured effective control of SEEBOARD in December 1995. The unaudited pro forma information is presented in response to applicable accounting rules relating to acquisition transactions. The pro forma information gives effect to the acquisition of SEEBOARD accounted for under the purchase method of accounting for the twelve months ended December 31, 1995 and the twelve months ended December 31, 1994 as if the transaction had been consummated at the beginning of the periods presented.

         The unaudited pro forma information is based upon preliminary fair value allocations related to the purchase of SEEBOARD. The allocations are subject to revision after more detailed analyses, appraisals and evaluations are completed. The unaudited pro forma information has been prepared in accordance with United States generally accepted accounting principles. The pro forma information in the following table is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the SEEBOARD acquisition had taken place at the beginning of the period specified, nor is it necessarily indicative of future operating results. The following pro forma information has been prepared reflecting the February 1996 issuance of CSW Common, and has been converted at an exchange rate of (pound)1.00=$1.58 and (pound)1.00=$1.54 for the twelve months ended December 31, 1995 and 1994, respectively.

                                               1995          1994
                                             ---------------------
                                             (millions, except EPS)

            Operating Revenues               $5,404         $5,465
            Operating Income                    750            745
            Net Income for Common Stock         445            431
            EPS of Common Stock               $2.15          $2.13


16.     QUARTERLY INFORMATION (UNAUDITED)

         The following unaudited quarterly information includes, in the opinion of management, all adjustments necessary for a fair presentation of such amounts. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.


QUARTER ENDED                                       1996          1995
---------------------------------------------------------------------------
                                                  (millions, except EPS)

March 31
    Operating Revenues                              $1,215         $523
    Operating Income                                   144           82
    Income from Continuing Operations                   47           39
    Net Income for Common Stock                         51           39
    EPS of Common Stock from Continuing
      Operations                                     $0.22        $0.18
    EPS of Common Stock                              $0.26        $0.20


June 30
    Operating Revenues                              $1,267         $786
    Operating Income                                   214          164
    Income from Continuing Operations                   15          104
    Net Income for Common Stock                        128          103
    EPS of Common Stock from Continuing
      Operations                                     $0.05 (1)    $0.52
    EPS of Common Stock                              $0.61        $0.54

       2-71
September 30
    Operating Revenues                              $1,438         $948
    Operating Income                                   284          259
    Income from Continuing Operations                  194          198
    Net Income for Common Stock                        190          199
    EPS of Common Stock from Continuing
      Operations                                     $0.90        $1.01
    EPS of Common Stock                              $0.90        $1.04


December 31
    Operating Revenues                              $1,235         $886
    Operating Income                                   153          116
    Income from Continuing Operations                   59           55
    Net Income for Common Stock                         60           61
    EPS of Common Stock from Continuing
      Operations                                     $0.26        $0.26
    EPS of Common Stock                              $0.28        $0.32


Total
    Operating Revenues                              $5,155       $3,143
    Operating Income                                   795          621
    Income from Continuing Operations                  315          396
    Net Income for Common Stock                        429          402
    EPS of Common Stock from Continuing
      Operations                                     $1.43 (1)    $1.97
    EPS of Common Stock                              $2.07 (2)    $2.10

(1) Earnings were significantly impacted by the establishment of reserves for certain investments at the U.S. Electric Operating Companies and the write-off of certain investments at CSW Energy.
(2) In 1996, CSW EPS of Common Stock for the year do not sum to the total of the individual quarters' EPS of Common Stock due to different levels of average shares outstanding for the different periods.




       2-72


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTRAL AND SOUTH WEST
CORPORATION:

         We have audited the accompanying consolidated balance sheets of Central and South West Corporation (a Delaware corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows, for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CSW Investments, which statements reflect total assets and total revenues of 23 percent and 36 percent in 1996 and 20 percent and 6 percent in 1995, respectively, of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Central and South West Corporation and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Dallas, Texas
February 28, 1997



       2-73


AUDITOR'S REPORT TO THE MEMBERS OF CSW INVESTMENTS

We have audited the consolidated balance sheets of CSW Investments and subsidiaries as of 31 December 1996 and the related consolidated statement of earnings and statements of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used in and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSW Investments and subsidiaries at 31 December 1996 and the result of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations and shareholders' equity as of and for the year ended 31 December 1996 to the extent summarised in the notes to the consolidated financial statements.



KPMG Audit Plc
Chartered Accountants                                     London, England
Registered Auditor                                        22 January 1997



       2-74


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

         The consolidated financial statements have been audited by CSW's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the board of directors and committees of the board. CSW and its subsidiaries believe that representations made to the independent public accountants during their audit were valid and appropriate. The reports of independent public accountants are presented elsewhere in this report.

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

         CSW and its subsidiaries believe that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1996.





E. R. Brooks               Glenn D. Rosilier              Lawrence B. Connors
Chairman, President and    Senior Vice President and      Controller
Chief Executive Officer    Chief Financial Officer

       2-75












                             CENTRAL POWER AND LIGHT
                                     COMPANY


       2-76


SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for CPL. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                      ---------------------------- --------------------------
                                        1996 (1)     1995       1994     1993 (2)    1992
                                                   (thousands, except ratio data)
INCOME STATEMENT DATA
Revenues                               $1,300,688 $1,073,469 $1,217,979 $1,223,528 $1,113,423
Income before cumulative effect
   of changes in accounting principles    147,051    206,447    205,439    145,130    218,511
Net income for common stock               133,488    191,978    191,635    158,422    202,441

BALANCE SHEET DATA
Assets                                  4,828,263  4,881,136  4,822,699  4,781,745  4,583,660
Long-term obligations (3)               1,323,054  1,517,347  1,466,393  1,384,820  1,376,280
Capitalization ratios
   Common stock equity                       47.8%      44.9%      45.5%      46.6%      46.9%
   Preferred stock                            8.3        7.8        7.9        8.9        9.1
   Long-term debt                            43.9       47.3       46.6       44.5       44.0

Ratio of earnings to fixed charges           2.86       2.63       3.24       2.69(4)    3.23
(SEC Method)


(1) Earnings in 1996 reflect a $15.6 million one-time charge, net of tax, associated with certain investments for plant sites, engineering studies and lignite reserves and the expiration in 1995 of Mirror CWIP liability amortization income.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $27 million cumulative effect of changes in accounting principles and prior year tax adjustments. CPL changed its method of accounting for unbilled revenues in 1993. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
(3) Long-term obligations includes long-term debt and, for 1992 and 1993, also preferred stock subject to mandatory redemption. (4) Ratio of earnings to fixed charges for 1993 was calculated before cumulative effect of change in accounting principles.


       2-77


CENTRAL POWER AND LIGHT COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         Reference is made to CPL's Financial Statements and related Notes to Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         OVERVIEW
         Net income for common stock for 1996 decreased 30% to $133 million from $192 million in 1995. The decrease was due primarily to the expiration of Mirror CWIP liability amortization, the CPL 1996 Fuel Agreement, a charge in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.6 million, net of taxes, and management's expectation of the outcome of CPL's pending rate review . Partially offsetting the decline was the absence of the net effect of the CPL 1995 Agreement. See
NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         ELECTRIC OPERATING REVENUES
         Electric operating revenues were $1.3 billion in 1996, an increase of 21% when compared to 1995 revenues of $1.1 billion. The increase was due primarily to a $96.6 million increase in fuel revenues resulting primarily from higher average unit fuel costs and purchased power as discussed below. The increase was also attributable to a one-time $50 million base rate refund and a $62.3 million disallowance of under-recovered fuel costs in 1995 as a result of the CPL 1995 Agreement. KWH sales increased 6% resulting primarily from increased customer and favorable weather-related demand as well as residential and commercial customer growth.

         FUEL
         Fuel expense increased $53.0 million, or 18%, during 1996 as compared to 1995. The increase in fuel expense was due primarily to an 18% increase in the average unit cost of fuel from $1.37 per MMbtu in 1995 to $1.62 per MMbtu in 1996. The fuel costs reflects an increase in the spot market price of natural gas partially offset by a decrease in the delivered cost of coal and a one-time $9.6 million reduction in fuel expense as a result of the CPL 1996 Fuel Agreement.

         PURCHASED POWER
         Purchased power increased $39.9 million during 1996 when compared to the prior year primarily as a result of increased economy energy purchases at a higher cost per MWH. Also contributing to this increase were additional cogeneration purchases in 1996.

         OTHER OPERATING
         Other operating expenses increased $22.5 million or 11% during 1996 when compared to 1995. This increase was due primarily to a $9.5 million write-off associated with the cancellation of a transmission project, a $2.2 million write-off of demand side management assets as well as increased rate case and decommissioning expenses, all associated with management's expectation of the outcome of CPL's pending rate review. Also contributing to the increase was the establishment of a regulatory asset for rate case costs previously expensed and subsequent amortization of such regulatory asset pursuant to the CPL 1995 Agreement. Further contributing to this increase were lower employee-related costs in 1995.

       2-78
         RESTRUCTURING CHARGES
         The overall increase of $25.4 million during 1996 when compared to 1995 was due primarily to the recognition of a $20.7 million regulatory asset established in accordance with the CPL 1995 Agreement for previously recorded restructuring charges. In 1996, the CSW System began implementation of organizational and executive changes which are expected to be complete in early 1997. CPL recorded its $4.6 million portion of the estimated cost of the restructuring during 1996.

         MAINTENANCE
         Maintenance expenses decreased $10.1 million or 16% during 1996 when compared to 1995 due primarily lower production and distribution maintenance. The decrease in production maintenance was the result of fewer scheduled steam maintenance repair projects in 1996 as well as lower nuclear maintenance due to fewer scheduled refueling outages in 1996. The decrease in distribution was due primarily to lower tree trimming expenses in 1996.

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization increased $2.3 million, or 2%, during 1996 as compared to 1995 as a result of an increase in depreciable property and the amortization of regulatory assets associated with the CPL 1995 Agreement. Such increases were partially offset by a decrease in depreciation rates, effective May 1996, in accordance with management's expectation of the outcome of CPL's pending rate review.

         TAXES, OTHER THAN INCOME
         Taxes, other than income increased $8.1 million during 1996 as compared to 1995 due primarily to lower 1995 ad valorem taxes resulting from revisions of prior year estimates.

         INCOME TAXES
         Income taxes increased $82.6 million in 1996 as compared to 1995 due primarily to the accelerated flowback in 1995 of $34.3 million of unprotected excess deferred income taxes in accordance with the CPL 1995 Agreement. This increase was also attributable to prior year tax adjustments, higher pre-tax income, excluding the effects of the one-time charge, as discussed below, and the permanent tax effect associated with the expiration of the Mirror CWIP liability amortization, also discussed below.

         OTHER INCOME AND DEDUCTIONS
         Other income and deductions decreased $67.5 million in 1996 when compared to 1995. Mirror CWIP liability amortization, which expired in 1995, contributed $41.0 million to other income and deductions in 1995. Also, a one-time charge in 1996 associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $15.6 million, net of tax, contributed to this decline. Furthermore, other income and deductions decreased in 1996 as a result of the recognition of previously deferred factoring income in 1995 pursuant to the CPL 1995 Agreement.

         INTEREST CHARGES
         Interest on long-term debt decreased $5.8 million during 1996 when compared to 1995 as a result of refinancing activity in 1995. Interest on short-term debt and other decreased $1.4 million during 1996 when compared to 1995 primarily as a result of lower levels of short-term debt outstanding at lower interest rates partially offset by an increase in the amortization of debt issuance costs and AFUDC for borrowed funds.



       2-79


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND 1994

         OVERVIEW
         Net income for common stock was unchanged in 1995 when compared to 1994 at $192 million, although CPL reported lower electric operating revenues, Mirror CWIP liability amortization and higher interest charges offset by lower operating expenses and taxes. Also impacting 1995 was the effect of the CPL 1995 Agreement.

         ELECTRIC OPERATING REVENUES
         Total revenues were $1.1 billion in 1995, a decrease of 12% when compared to 1994 revenues of $1.2 billion. The decline was due primarily to a one time $50 million base rate refund and a $62.3 million disallowance of under-recovered fuel costs resulting from the CPL 1995 Agreement. Also contributing to the decrease in revenues was a $66.6 million decrease in fuel revenues resulting primarily from lower average unit fuel costs and purchased power as discussed below and a wholesale fuel revenue refund. Partially offsetting the decrease in fuel revenues was a $34.4 million increase in non-fuel revenues resulting from a 6% increase in KWH sales. The increase in sales was attributable to increased usage per customer, residential and commercial customer growth and a new contract with an existing wholesale customer.

         FUEL
         Fuel expense decreased $40.5 million, or 12%, during 1995 as compared to 1994. The decrease in fuel expense was due primarily to a 22% decrease in the average unit cost of fuel from $1.75 per MMbtu in 1994 to $1.37 per MMbtu in 1995. The decrease in the average unit cost of fuel resulted from the expiration of higher priced gas contracts that were replaced with lower cost spot market natural gas, the renegotiation of a coal contract and increased usage of lower unit cost nuclear fuel. The decrease in the unit cost of fuel was partially offset by a 13% increase in generation.

         PURCHASED POWER
         Purchased power decreased $22.7 million during 1995 when compared to the prior year. The decrease was due primarily to increased generation at STP, which replaced power that had been purchased during the first half of 1994 when STP was out of service, and an unscheduled outage at a fossil-fueled generating plant during the third quarter of 1994.

         OTHER OPERATING
         Other operating expenses decreased $15.8 million, or 7%, during 1995 when compared to 1994. The decrease was due primarily to a reduction in employee-related costs.

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



       2-80


         TAXES, OTHER THAN INCOME
         Taxes, other than income decreased $14.5 million during 1995 as compared to 1994 due primarily to lower ad valorem tax expense resulting from a true-up of prior year estimates.

         INCOME TAXES
         Income taxes decreased $59.5 million in 1995 as compared to 1994 due primarily to the reduction of $34.3 million of unprotected excess deferred income taxes in accordance with the CPL 1995 Agreement, prior year tax adjustments and lower pre-tax income.

         OTHER INCOME AND DEDUCTIONS
         Mirror CWIP liability amortization decreased $27.0 million in 1995 when compared to 1994. In accordance with the original liability amortization schedule agreed upon in the settlement of its rate cases in 1990 and 1991, CPL amortized its Mirror CWIP liability in declining amounts over the years 1991 through 1995. Other income was higher in 1995 when compared to 1994 due primarily to the recognition of factoring income pursuant to the CPL 1995 Agreement.

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

         CONSTRUCTION EXPENDITURES
          CPL maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for CPL for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for CPL were approximately $139 million in 1996, $155 million in 1995 and $179 million in 1994. CPL's estimated total construction expenditures, including AFUDC, for the years 1997 through 1999 are presented in the following table (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

                       CONSTRUCTION EXPENDITURES

                            1997    1998    1999    Total
                            -----------------------------
                                     (millions)

       Generation           $ 19    $ 15    $ 14     $ 48
       Transmission            9      11      19       39
       Distribution           68      71      72      211
       Fuel                   13      19      25       57
       Other                  11      11      10       32
                            -----------------------------
                            $120    $127    $140     $387
                            -----------------------------

       2-81
          The U.S. Electric Operating Companies plan to dismantle certain power plant properties during late 1997 and 1998. Dismantling includes the removal, disposal and/or salvage of retired equipment and ancillary buildings. None of the units to be dismantled is included in CPL's 1996 aggregate capability. The depreciation rates of the U.S. Electric Operating Companies include a component for net removal cost and therefore are being recovered from customers currently through rates. As a result, actual dismantling of these units will not have a material impact on net income. Current estimates of capital resources that will be required by the U.S. Electric Operating Companies to dismantle these units range from $10 million to $15 million and CPL's share of such costs are not reflected in the above construction numbers. It is anticipated that a request for bids will be issued by mid 1997.

         Although CPL does not believe that it will require substantial additions of generating capacity over the next several years, the U.S. Electric System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including power purchases. Therefore, during 1996, CPL recorded reserves and write-offs in the amount of $15.6 million, net of tax, for certain investments in plant sites, engineering studies and lignite reserves. Refer to INTEGRATED RESOURCE PLAN for additional information regarding future capacity needs.

         INFLATION
         Annual inflation rates, as measured by the Consumer Price Index, have averaged approximately 2.8% during the three years ended December 31, 1996. CPL believes that inflation, at this level, does not materially affect its results of operation or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

         LONG-TERM FINANCING
         As of December 31, 1996, the capitalization ratios of CPL were 48% common stock equity, 8% preferred stock and 44% long-term debt. CPL's embedded cost of long-term debt was 6.9% at December 31, 1996. CPL continually monitors the capital markets for opportunities to lower its cost of capital through refinancing. CPL is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access the capital markets opportunistically or when required. See CSW's ITEM 7-MD&A for CPL's securities' ratings.

         In August 1996, $63.3 million of Red River, 6.0%, Series 1996 PCRBs were issued for the benefit of CPL, PSO and WTU. The proceeds from this issuance were used to refund the $63.3 million of Red River, 7 7/8% Series 1984 PCRBs. CPL's portion of this issuance and refund was $6.3 million. In September 1996, CPL issued $60.0 million of Matagorda, 6 1/8%, Series 1996 PCRBs. The proceeds from this issuance were used to refund the $60.0 million of Matagorda, 7 7/8% Series 1986 PCRBs.

         SHELF REGISTRATION STATEMENTS
         CPL has $60 million remaining for the issuance of FMBs, and $75 million remaining for the issuance of preferred stock, under shelf registration statements filed with the SEC in 1993 and 1994, respectively. Additionally, CPL along with certain affiliated capital trusts has filed a shelf registration statement with the SEC for the issuance of up to $150 million of preferred securities and/or junior subordinated deferrable interest debentures. CPL may offer additional securities subject to market conditions and other factors. The proceeds of any such offerings will be used principally to redeem higher cost FMBs and preferred stock in order to lower CPL's cost of capital.

         SHORT-TERM FINANCING
         CPL, together with other members of the CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1996, CPL's short-term borrowing limit

       2-82
from the money pool was approximately $269 million. During 1996, the annual weighted average interest rate on CPL's borrowings was 5.6% and the average amount of CPL's short-term borrowings outstanding was $99 million. The maximum amount of CPL short-term borrowings outstanding during 1996 was $212 million, which was the amount outstanding at March 1, 1996.

         INTERNALLY GENERATED FUNDS
         Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. CPL uses short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. CPL anticipates that capital requirements for the period 1997 to 1999 will be met, in large part, from internal sources. CPL also anticipates that some external financing will be required during the period, but the nature, timing and extent have not yet been determined (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). Information concerning internally generated funds is presented in the following table.
                                                1996       1995       1994
                                               ----------------------------
                                                   ($ in millions)

       Internally Generated Funds               $268       $100       $114

       Construction Expenditures Provided
       by Internally Generated Funds             196%        66%        65%

         SALES OF ACCOUNTS RECEIVABLE
         CPL sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provided CPL with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $123 million and $106 million, respectively, in 1996, as compared to $109 million and $85 million, respectively, in 1995.


RECENT DEVELOPMENTS AND TRENDS

         COMPETITION AND INDUSTRY CHALLENGES
         Competitive forces at work in the electric utility industry are impacting CPL and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, CPL will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, CPL will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. CPL believes that, overall, its prices for electricity and the quality and reliability of its service currently places CPL in a position to compete effectively in the energy marketplace (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         Electric industry restructuring and the development of competition in the generation and sale of electric power requires resolution of several important issues, including, but not limited to: (i) who will bear the costs of prudent utility investments or past commitments incurred under traditional cost-of-service regulation that will be uneconomic in a competitive environment, sometimes referred to as stranded costs; (ii) whether all customers have access to the benefits of competition; (iii) how, and by whom, the rules of competition will be established; (iv) what the impact of deregulation will be on conservation, environmental protection and other regulator-imposed programs; and
(v) how transmission system reliability will be ensured. The degree of risk to

       2-83
CPL associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors, including its competitive position and the treatment of stranded costs. Although CPL believes it is in a position to compete effectively in a deregulated, more competitive marketplace, if stranded costs are not recovered from customers, then CPL may be required by existing accounting standards to recognize potentially significant stranded investments losses, especially with respect to STP (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See REGULATORY ACCOUNTING for additional information.

         At the federal level, several bills have been introduced in Congress in the early part of the 1997 legislative session, and recent reports indicate that other bills are likely to be introduced in the near future, which provide for restructuring and/or deregulating the U.S. electric utility industry. These bills will likely cover many different issues including repeal of the Holding Company Act and PURPA, establishment of full retail customer choice, disaggregation of electric utilities and the restructuring of the electric utility industry. States that have considered deregulation have been moving increasingly toward requiring some form of retail competition or retail wheeling. CPL cannot predict when and if it will be subject to one or more of these legislative initiatives, nor can CPL predict the scope or effect of such legislation on their results of operations or financial condition. For additional information related to such initiatives, see INDUSTRY RESTRUCTURING IN Texas.

         WHOLESALE ELECTRIC COMPETITION IN THE UNITED STATES
         The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. CPL must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While CPL believes that the Energy Policy Act will continue to make the wholesale markets more competitive, CPL is unable to predict whether the Energy Policy Act will adversely impact CPL.

         FERC ORDER 888
         On April 24, 1996, the FERC issued Order 888 which is the final comparable open access transmission rule. The provisions of FERC Order 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same information that their transmission customers rely on to make wholesale purchases and sales. FERC Order 888 reaffirms the FERC's position that utilities are entitled to recover all legitimate, prudent and verifiable stranded costs determined by a formula based upon the revenues lost method through direct assignments charges to departing customers.

         FERC Order 888 requires holding companies to offer single system transmission rates. However, the rule granted the U.S. Electric Operating Companies an exemption permitting an opportunity to propose a solution that provides comparability to all wholesale users. The final rule does suggest that

       2-84
the terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW SPP companies (PSO and SWEPCO). Transmitting utilities in the SPP are under the exclusive jurisdiction of the FERC while most transmitting utilities in ERCOT are under the exclusive jurisdiction of the Texas Commission. These two commissions have different approaches to defining and implementing comparable open access transmission service. CSW is the only holding company that owns operating companies in both ERCOT and the SPP.

         On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with FERC Order 888. On December 31, 1996, the FERC accepted for filing the system-wide tariff to become effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of the FERC and the Texas Commission, but the tariff does not offer a single system rate for transactions due to the different transmission pricing approaches of the FERC and the Texas Commission. Reference is made to INDUSTRY RESTRUCTURING IN TEXAS for information related to the transmission pricing approach rules that the Texas Commission adopted during 1996 (Project No. 14045).

         RETAIL ELECTRIC COMPETITION IN THE UNITED STATES
         Increasing competition in the utility industry has resulted in increasing pressure to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major legislative initiatives which would require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states currently have introduced legislation or are investigating the issue, and several states have already passed legislation which mandates retail choice by a certain date.

         CPL believes that retail competition would not be in the best interests of CPL's customers and security holders unless CPL receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by CPL to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. CPL intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments CPL undertook to serve the public's demand for electricity. For additional information related to retail wheeling, see INDUSTRY RESTRUCTURING IN TEXAS.

         CSW RESTRUCTURING
         In April 1996, CSW announced organizational and executive changes to help prepare CSW for increased competition and unbundling of the electric utility industry into generation, transmission, distribution and service segments. As a result of these changes, in 1996 CSW functionally reorganized its domestic utility operations into three organizational units which are centrally managed from CSW Services.

         CSW created a power generation business unit to provide energy generation and production services. All phases of management of the U.S. Electric Operating Companies' energy production activities have been consolidated into the power generation business unit. These activities include management of all generating facilities, including nuclear facilities, and fuel procurement.

         CSW created an energy delivery business unit to provide services for the long-distance transmission and local distribution of electricity to retail customers, including attendant customer services such as meter reading, billing and accounting. All phases of management of the U.S. Electric Operating Companies' energy delivery activities have been consolidated into the energy delivery business unit.

         CSW created an energy services business unit to provide marketing services, along with new energy efficiency products and services as they become available, to existing and future customers of the U.S. Electric Operating Companies. The energy services unit also manages CSW Communications and EnerShop.

       2-85
         Functional unbundling of CSW's vertically integrated structure is expected to provide a more competitive organizational structure for CSW. Some employees have been reassigned from the U.S. Electric Operating Companies to CSW Services to provide these centrally managed services.

         Through December 31, 1996, CPL has incurred $2.6 million in connection with the implementation of the 1996 restructuring. Additionally, CPL has reserved approximately $2.0 million for additional expenses associated with the 1996 restructuring, which is expected to be completed by early 1997.

         INDUSTRY RESTRUCTURING IN TEXAS
         Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

         PURA also required that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Project No. 14045), the chairman of the Texas Commission issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal was assigned a separate proceeding (Project No. 15000) and after a series of workshops and technical conferences conducted during 1996, the Texas Commission submitted a final Scope of Competition report to the Texas Legislature in January 1997. The final report contains numerous recommendations to the Texas Legislature including requests for additional regulatory authority or clarification of existing authority including, INTER ALIA, authority to certificate electric service resellers, the authority to adopt consumer protection and universal service standards, the authority to determine and allocate stranded costs to all customers, the authority to promote unbundling, the authority to allow alternative forms of regulation, increased authority to address mergers, authority to correct market power abuses, authority over the ERCOT ISO and authority to permit alternative methods for fuel cost recovery. In addition, the final report offers the Texas Legislature four restructuring options. Option 1 maintains the regulatory status quo; Option 2 would permit utilities to voluntarily offer retail access; Option 3 provides for full wholesale competition; and Option 4 provides for full retail competition. The report's final recommendation is for the Texas Legislature to direct the Texas Commission to prepare for full retail competition using a careful and deliberate approach on a timetable to be established by the Texas Legislature, but with no retail access before the year 2000. CPL cannot predict the outcome of these proposals.

         On February 7, 1996, the Texas Commission adopted a rule governing transmission access and pricing (Project No. 14045). The pricing method adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component referred to as a vector-absolute megawatt mile which recovers the remaining 30% of ERCOT transmission costs. The open access tariffs filed with the FERC on February 9, 1996 did not reflect Project No. 14045 pricing. However, on November 1, 1996, CSW filed tariffs with the FERC in accordance with FERC Order 888 that do conform to the Texas Commission's rule. See FERC ORDER 888 for additional information regarding the transmission pricing rules prescribed by FERC.

         By statute the Texas Commission must submit a report to the 1997 Texas Legislature on "methods or procedures for quantifying the magnitude of stranded investment, procedures for allocating costs, and the acceptable methods of recovering stranded costs." The Texas Commission initiated Project No. 15001 to collect information to prepare the required report. In response to the Texas Commission's order in this Project, CPL filed information on estimates of

       2-86
potential stranded costs. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of the potential impact of potential stranded costs relating to CPL.

         The Texas Commission's Project 15002, "Scope of Competition Report," is a report that the Texas Commission is required to present to the Texas Legislature in each odd-numbered year detailing the scope of competition in the electric markets and the impact of competition and industry restructuring on customers. In addition, the report is required to include the Texas Commission's recommendations to the Texas Legislature for further legislation. In June 1996, CPL filed information for the Texas Commission's report.

         In February 1997, a retail competition bill was introduced into the Texas Legislature. As proposed, the bill would: (i) require utilities to file a restructuring plan by January 1, 1998; (ii) require a 15 percent rate reduction for all customers of investor-owned utilities effective September 1, 1997; (iii) allow public schools and universities to seek alternative electric energy suppliers by August 1, 1998; (iv) allow residential and other small customers to seek alternative electric energy suppliers by January 1, 1999; and (v) allow other retail customers to seek alternative electric energy suppliers by January 1, 2000. The proposed bill would also allow utilities to recover stranded costs, but would require a utility to reduce uneconomic investments before recovering any stranded assets. Investor owned utilities would be required to allocate the burden of stranded cost recovery between shareholders and customers, requiring such utilities to write-off some portion of their assets. CPL is unable to predict whether any retail competition legislation will be enacted by the Texas Legislature, and if enacted, the ultimate form such legislation would take.

         EFFECT OF FEDERAL AND STATE RESTRUCTURING INITIATIVES ON CPL
         CPL cannot predict the form or effect of any federal or state electric utility restructuring initiatives at this time. Federal and/or state electric utility restructuring may cause impairment of significant recorded assets, material reductions of profit margins, and/or increased costs of capital. No assurance can be made that such events would not have a material adverse effect on CPL's results of operations, financial condition or competitive position.

         INDEPENDENT SYSTEM OPERATOR PLAN
         In June 1996, CSW, including CPL and WTU, and more than 20 other parties, including other investor-owned utilities, municipal power companies, electric cooperatives, independent power producers and power marketers, filed plans to create an ISO to manage the ERCOT power grid. The filing marks a major step towards implementing the Texas Commission's overall strategy to create the competitive wholesale electric market that was mandated by the Texas Legislature in 1995. The Texas Commission approved the ISO in August 1996. Such approval made Texas the first state in the nation to implement a regional ISO and a regional competitive wholesale bulk power market.

         INTEGRATED RESOURCE PLAN
         On January 31, 1997, CPL filed with the Texas Commission a joint integrated resource plan outlining its future electric needs over a 10-year forecast horizon and the manner in which its proposes to meet those needs.

         The filing indicates additional resources will be needed within the next 10 years. It is anticipated that the initial needs will be met through a mix of energy resource options including purchased power, generation, energy efficiency programs and renewable energy resources. This integrated resource plan is significant because this is the first time an electric utility has filed such a plan under the provisions of PURA. In adopting this law, the Texas Legislature required that some type of public participation be incorporated in the planning process. Traditionally, these public participation activities would involve surveys, focus groups or public meetings. CPL chose instead to use a public approach known as Deliberative Polling. Deliberative Polling is designed for the company's customers to develop a truly informed, deliberated opinion, as a way of bringing the customer into the electric utility planning process.


       2-87
         Customers at the poll overwhelmingly determined that a mix of energy resource options was preferable as a means to accomplish several objectives including low cost, reliability, maintenance of the environment and further development of renewable sources. Because of the strong customer interest evidenced in the Deliberative Poll, CPL has instituted targeted purchase goals for renewable energy resources and energy efficiency programs, which, along with the wind resources already on the CSW U.S. Electric System, would constitute the largest renewable installation in Texas and would be a significant contribution toward further development and commercialization of the renewable energy industries. The willingness to pay more per month for renewable resources varied considerably, with 80% of customers willing to pay at least $1 more per month to those willing to pay up to $10 more per month. As a result, CPL is proposing a program of "green power" choices. CPL plans to file a green pricing tariff in 1997 following additional customer consultation and research which will provide a means for those customers who are interested in acquiring a greater portion of their personal consumption from environmentally beneficial generation to exercise that choice. CPL has proposed a pilot program for the installation of rooftop photovoltaic solar systems at schools. These installations will provide a community focus and will contain educational components to teach about renewable resources.

         Action by the Texas Commission on this integrated resource plan filing is expected by mid-1997.

         REGULATORY ACCOUNTING
         Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, CPL has recognized significant regulatory assets and liabilities. Management believes that CPL will continue to meet the criteria for following SFAS No. 71. However, in the event CPL no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding regulatory accounting, reference is made to NEW ACCOUNTING STANDARDS and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         CPL STRATEGIC RESPONSES
         CPL has from time to time considered, and expects to consider in the future, various strategies designed to enhance CPL's competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of CPL's generation, transmission and distribution businesses, acquisitions or dispositions of assets or lines of business, and additions to or reductions of franchised service territories. See CSW RESTRUCTURING. CPL may from time to time engage in discussions, either internally or with third parties, regarding one or more of these potential strategies. Those discussions may be subject to confidentiality agreements and CPL's policy generally not to comment on such activities. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or, if one or more does occur, as to the ultimate effect thereof on CPL's results of operations, financial condition or competitive position.

         IMPACT OF COMPETITION
         CPL is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry. As the electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent reliability, availability of capacity, and customer service (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

       2-88


RATES AND REGULATORY MATTERS

         CPL RATE REVIEW DOCKET NO. 14965
         On November 6, 1995, CPL filed with the Texas Commission a request to increase its retail base rates by $71 million and reduce its annual retail fuel factors by $17 million. The net effect of these proposals would result in an increase of $54 million, or 4.6%, in total annual retail revenues based on a test year ended June 30, 1995. CPL's filing also sought to reconcile $229 million of fuel costs incurred during the period July 1, 1994 through June 30, 1995. CPL's previous request to reconcile fuel costs from March 1, 1990 to June 30, 1994 in Docket No. 13650 was consolidated with the current rate review. If the requested increase and other adjustments in rate structure are approved, CPL will commit not to increase its base rates prior to January 1, 2001, subject to certain force majeure events.

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

         On May 10, 1996, CPL and other parties to the fuel reconciliation phase of the current rate review filed the CPL 1996 Fuel Agreement with the Texas Commission that reconciles CPL's fuel costs through June 1995. A final order implementing the settlement was issued on June 28, 1996, approving a one-time fuel refund of $23 million that was refunded to customers in July 1996. As a condition of the settlement, CPL agreed not to seek recovery of $6 million of fuel and fuel-related costs incurred during the reconciliation period. The additional amount of the refund resulted from an over-recovery of fuel costs during the reconciliation period and did not have a material impact on CPL's results of operations or financial condition.

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

         CPL has filed rebuttal testimony that challenges positions taken by the Texas Commission staff and other parties intervening in this case. CPL's testimony challenges the Texas Commission staff's proposals as unreasonable and contrary to current law and regulatory policy. While the Texas Commission staff reported the use of a "point estimate" of $850 million for potentially stranded costs, their testimony actually describes their range of potential stranded costs as very uncertain and having a range from $200 million to $2 billion. The Texas Commission staff subsequently revised their "point estimate" to $1.069 billion and their range from $223 million to $2.9 billion. In addition, the Texas Commission staff recommended (i) a nuclear performance standard that would penalize CPL unless it operates its nuclear units better than 75 percent of the U.S. nuclear industry; (ii) a fuel-recovery mechanism that is based on prices in an undeveloped energy market; and (iii) a one-sided cap on CPL's earnings that effectively prevents CPL from realizing its authorized level of earnings.

         A proposal for decision was issued on January 21, 1997 by the ALJs hearing the case. The proposal for decision recommends an increase in annual revenues of $7.2 million, the net result of a recommended base rate reduction of $5.2 million plus increased revenues collected through two surcharges. The $7.2

       2-89
million revenue rate change is made up of the following components: (i) a $10.3 million reduction in KWH-related revenues; (ii) an increase of $5.1 million in miscellaneous revenues (customer connect charges, insufficient check charges and other fees); (iii) a $4.3 million annual surcharge applied over three years to recover rate case expenses; and (iv) annual recovery of $8.1 million for demand-side management expenditures through a separate surcharge.

         A factor contributing significantly to the difference between the $71 million retail base rate increase originally requested by CPL and the ALJs' proposal is the recommended reduction in CPL's return on equity from 12.25% to 10.9% resulting in a reduction of $31 million in CPL's requested base rate increase.

         The ALJs' decision also recommends no change in the method used by CPL to recover the capitalized costs associated with CPL's 25.2% ownership interest in STP. The ALJs have recommended that the Texas Commission reject CPL's request to change the method of recovering STP deferred accounting costs from a mortgage amortization methodology to a straight-line amortization methodology. Rejection of this request would reduce CPL's request for rate relief by $14 million. The ALJs also recommended that CPL's current depreciation rates be decreased by $8.8 million a year and that the Texas Commission deny CPL's request for a $3.6 million increase for its catastrophe reserve.

         The proposal for decision also addressed the competitive issues raised in the Texas Commission's preliminary order. The ALJs determined that, under current law, the Texas Commission does not have authority to implement the nuclear performance standard, fuel-recovery mechanism, or earnings cap proposed by the Texas Commission staff. However, the ALJs determined that with legislative authorization, it could be appropriate to implement a nuclear performance standard and alternative fuel-recovery mechanism for CPL. The ALJs also determined that under various structures of a future competitive electric utility industry, CPL could have potentially stranded costs from $30 million to $1.718 billion. The ALJs stated that CPL's potentially stranded costs will depend on the structure of the industry in the future and that recovery of these costs might not be required by law under certain industry structures.

         A final order from the Texas Commission is expected in March 1997. CPL's management cannot predict the ultimate outcome of CPL's rate case. If CPL ultimately is unsuccessful in obtaining adequate rate relief, CPL could experience a material adverse effect on its results of operations and financial condition.

         CPL FUEL SURCHARGE
         On January 3, 1997, CPL filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $34.4 million, or 15.4% on an annual basis. Additionally, CPL proposed to implement a surcharge of $24.3 million, including accumulated interest, over a 12 month period. CPL requested to implement the revised fuel factors by February 28, 1997, and to commence the surcharge by April 30, 1997. On January 24, 1997, CPL filed revised schedules reflecting a revised surcharge of $23.4 million, including accumulated interest. On February 10, 1997, CPL filed a Stipulation with the Texas Commission which would surcharge customers $23.4 million, including interest over a period not to exceed twelve months and coordinate the surcharge with any refund obligation in Docket No. 14695. Additionally, the proposed fuel factors would be implemented in March 1997 resulting in an increase in fuel revenue of approximately $29.4 million, or 13.2% on an annual basis. An order granting interim approval of the stipulated fuel factors was issued February 20, 1997 allowing a March 1997 implementation of the fuel factors.

         OTHER
         See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for a discussion of additional regulatory proceedings.

       2-90

SOUTH TEXAS PROJECT

         CPL owns 25.2% of STP, a two-unit nuclear power plant which is located near Bay City, Texas. HLP, the Project Manager of STP, owns 30.8%, San Antonio owns 28.0%, and Austin owns 16.0% of STP. STP Unit 1 was placed in service in August 1988 and STP Unit 2 was placed in service in June 1989. The owners of STP are in negotiations to form the South Texas Project Nuclear Operating Company which would replace HLP as the operator and project manager of STP.

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

         STP Unit 1 was removed from service during 1996 for a scheduled refueling outage which lasted 22 days. For the year 1996, Unit 1 and Unit 2 operated at net capacity factors of 93.1% and 95.2%, respectively.

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


NEW ACCOUNTING STANDARDS

         SFAS NO. 121
         CPL adopted SFAS No. 121 effective January 1, 1996. The statement establishes a two-fold test for identification and quantification of an impaired asset. The adoption of SFAS No. 121 did not have a significant impact on CPL's results of operations or financial condition. Under the current regulatory environment, CPL does not expect SFAS No. 121 to have a significant impact on

       2-91
its results of operation or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, CPL is monitoring the changing conditions facing the electric utility industry.

         SFAS NO. 123
         SFAS No. 123 provides that if stock is granted to an employee or a non-employee in return for services provided to the company, that this stock represents compensation to the recipient. It requires the calculation of a compensation cost, but then allows the company to choose between making the charge to net income or disclosing this information in its notes to its financial statements. See NOTE 11. STOCK-BASED COMPENSATION PLANS. Under prior accounting rules, recognition of compensation for the grant of stock options was not required if the stock price at the time of the grant and the price at which the employee could purchase the stock were the same.

         SFAS NO. 125
         SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control. An entity recognizes assets it controls and derecognizes assets when control has been surrendered and liabilities when they have been extinguished. A transfer of assets in which control of the asset is surrendered is recorded as a sale. Control of an asset is surrendered only when and if certain distinct conditions are met. Likewise, a liability is only extinguished under certain distinct conditions. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and cannot be applied prior to that date. Adoption of this standard will not have a material effect on CPL's results of operations or financial condition.



       2-92

CPL
Statements of Income
Central Power and Light Company
------------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                         -------------------------------------
                                            1996          1995        1994
                                         -----------  -----------  -----------
                                                      (thousands)
Electric Operating Revenues
    Residential                             $528,916     $465,478     $474,480
    Commercial                               388,008      355,238      368,405
    Industrial                               308,186      256,223      271,738
    Sales for resale                          72,164       52,081       50,777
    Other                                      3,414      (55,551)      52,579
                                         -----------  -----------  -----------
                                           1,300,688    1,073,469    1,217,979
                                         -----------  -----------  -----------
Operating Expenses and Taxes
    Fuel                                     340,962      287,979      328,460
    Purchased power                           59,562       19,632       42,342
    Other operating                          231,501      209,021      224,852
    Restructuring charges                      4,628      (20,793)          98
    Maintenance                               53,077       63,201       68,537
    Depreciation and amortization            152,831      150,508      141,622
    Taxes, other than income                  74,029       65,925       80,461
    Income taxes                              98,451       15,812       75,356
                                         -----------  -----------  -----------
                                           1,015,041      791,285      961,728
                                         -----------  -----------  -----------

Operating Income                             285,647      282,184      256,251
                                         -----------  -----------  -----------

Other Income and Deductions
    Allowance for equity funds used
      during construction                        427          442        1,215
    Mirror CWIP liability amortization          --         41,000       68,000
    Reserve for utility plant
      development costs, net of tax
      of $5,940                              (15,569)        --           --
    Other                                      3,997       14,880        1,272
                                         -----------  -----------  -----------
                                             (11,145)      56,322       70,487
                                         -----------  -----------  -----------

Income Before Interest Charges               274,502      338,506      326,738
                                         -----------  -----------  -----------

Interest Charges
    Interest on long-term debt               110,375      116,205      111,408
    Interest on short-term debt
      and other                               18,494       19,926       12,365
    Allowance for borrowed funds
      used during construction                (1,418)      (4,072)      (2,474)
                                         -----------  -----------  -----------
                                             127,451      132,059      121,299
                                         -----------  -----------  -----------

Net Income                                   147,051      206,447      205,439
    Preferred stock dividends                 13,563       14,469       13,804
                                         ===========  ===========  ===========
Net Income for Common Stock                 $133,488     $191,978     $191,635
                                         ===========  ===========  ===========











      The accompanying notes to financial statements are an integral part of these statements.
       2-93

CPL
Statements of Retained Earnings
Central Power and Light Company
-----------------------------------------------------------------------
                                         For the Years Ended December 31,
                                         ------------------------------
                                           1996       1995       1994
                                         --------   --------   --------
                                                   (thousands)

Retained Earnings at Beginning of Year   $863,444   $857,466   $850,307
    Net income for common stock           133,488    191,978    191,635
    Deduct:  Common stock dividends       128,000    186,000    183,000
             Preferred stock
               redemption costs              --         --        1,476
                                         --------   --------   --------
Retained Earnings at End of Year         $868,932   $863,444   $857,466
                                         ========   ========   ========








































       The accompanying notes to financial statements are an integral part of these statements.
       2-94

CPL
Balance Sheets
Central Power and Light Company
-----------------------------------------------------------------------
                                                   As of December 31,
                                                -----------------------
                                                   1996         1995
                                                ----------   ----------
                                                       (thousands)
ASSETS
Electric Utility Plant
    Production                                  $3,102,929   $3,110,744
    Transmission                                   505,801      486,090
    Distribution                                   956,928      879,618
    General                                        271,347      248,629
    Construction work in progress                   95,336      127,307
    Nuclear fuel                                   184,229      165,087
                                                ----------   ----------
                                                 5,116,570    5,017,475
  Less - Accumulated depreciation                1,697,552    1,547,530
                                                ----------   ----------
                                                 3,419,018    3,469,945
                                                ----------   ----------
Current Assets
    Cash                                             3,299        2,883
    Special deposits                                   113          797
    Accounts receivable                             53,038       45,186
    Materials and supplies, at average cost         75,732       71,112
    Fuel inventory, at average cost                 15,461       26,472
    Accumulated deferred income taxes                 --         22,171
    Under-recovered fuel costs                      26,298         --
    Prepayments                                      4,371        1,739
                                                ----------   ----------
                                                   178,312      170,360
                                                ----------   ----------
Deferred Charges and Other Assets
    Deferred STP costs                             486,978      488,047
    Mirror CWIP asset                              298,708      311,804
    Income tax related regulatory assets, net      335,226      346,993
    Other                                          110,021       93,987
                                                ----------   ----------
                                                 1,230,933    1,240,831
                                                ----------   ----------
                                                $4,828,263   $4,881,136
                                                ==========   ==========



















       The accompanying notes to financial statements are an integral part of these statements.
       2-95
CPL
Balance Sheets
Central Power and Light Company
--------------------------------------------------------------------------
                                                      As of December 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
CAPITALIZATION AND LIABILITIES                            (thousands)
Capitalization
    Common stock:  $25 par value
        Authorized shares:  12,000,000
        Issued and outstanding shares:  6,755,535    $168,888     $168,888
    Paid-in capital                                   405,000      405,000
    Retained earnings                                 868,932      863,444
                                                   ----------   ----------
       Total Common Stock Equity                    1,442,820    1,437,332
                                                   ----------   ----------

    Preferred stock                                   250,351      250,351
    Long-term debt                                  1,323,054    1,517,347
                                                   ----------   ----------
       Total Capitalization                         3,016,225    3,205,030
                                                   ----------   ----------

Current Liabilities
    Long-term debt due within twelve months           200,000          231
    Advances from affiliates                           52,525      176,334
    Accounts payable                                   69,941       49,507
    Accrued taxes                                      64,207       61,614
    Accumulated deferred income taxes                   7,310         --
    Accrued interest                                   31,566       32,742
    Over-recovered fuel costs                            --         12,586
    Refund due customers                               43,266         --
    Other                                              19,048       20,736
                                                   ----------   ----------
                                                      487,863      353,750
                                                   ----------   ----------
Deferred Credits
    Accumulated deferred income taxes               1,162,051    1,151,823
    Investment tax credits                            147,191      152,744
    Other                                              14,933       17,789
                                                   ----------   ----------
                                                    1,324,175    1,322,356
                                                   ----------   ----------
                                                   $4,828,263   $4,881,136
                                                   ==========   ==========


















       The accompanying notes to financial statements are an integral part of these statements.
       2-96

CPL
Statements of Cash Flows
Central Power and Light Company
-------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                                -------------------------------
                                                   1996       1995      1994
                                                ---------  ---------  ---------
                                                          (thousands)
OPERATING ACTIVITIES
    Net Income                                   $147,051   $206,447   $205,439
    Non-cash Items Included in Net Income
        Depreciation and amortization             178,271    173,711    170,971
        Deferred income taxes and investment
          tax credits                              45,923    (35,815)    20,870
        Mirror CWIP liability amortization           --      (41,000)   (68,000)
        Restructuring charges                       1,967       (240)        98
        Establishment of regulatory assets           --      (20,652)      --
        Refund due customers                       43,266       --         --
        Reserve for utility plant
          development costs                        21,374       --         --
        Inventory reserve                             717       --         --
        Allowance for equity funds used
          during construction                        (427)      (442)    (1,215)
    Changes in Assets and Liabilities
        Accounts receivable                        (7,852)   (15,321)    (6,015)
        Fuel inventory                             11,011     (3,556)    (5,982)
        Accounts payable                           19,780    (35,101)    (5,765)
        Accrued taxes                               2,593      2,228     25,617
        Over- and under-recovered fuel costs      (38,884)    66,712     (1,167)
        Accrued restructuring charges                --       (1,085)   (20,245)
        Other deferred credits                     (2,856)     2,022      1,444
        Other                                     (11,656)     1,910     (4,575)
                                                ---------  ---------  ---------
                                                  410,278    299,818    311,475
                                                ---------  ---------  ---------
INVESTING ACTIVITIES
    Construction expenditures                    (136,901)  (150,372)  (174,993)
    Allowance for borrowed funds used
      during construction                          (1,418)    (4,072)    (2,474)
    Other                                          (1,839)      --         --
                                                ---------  ---------  ---------
                                                 (140,158)  (154,444)  (177,467)
                                                ---------  ---------  ---------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt       63,930    337,828     99,190
    Retirement of long-term debt                     (231)      --         (459)
    Reacquisition of long-term debt               (67,720)  (295,938)      (618)
    Retirement of preferred stock                    --         --      (27,021)
    Change in advances from affiliates           (123,809)    15,014     (9,845)
    Payment of dividends                         (141,874)  (200,037)  (197,048)
                                                ---------  ---------  ---------
                                                 (269,704)  (143,133)  (135,801)
                                                ---------  ---------  ---------

Net Change in Cash and Cash Equivalents               416      2,241     (1,793)
Cash and Cash Equivalents at Beginning of Year      2,883        642      2,435
                                                ---------  ---------  ---------
Cash and Cash Equivalents at End of Year           $3,299     $2,883       $642
                                                =========  =========  =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized       $117,974   $115,845   $114,980
                                                =========  =========  =========
    Income taxes paid                             $44,082    $37,151    $28,166
                                                =========  =========  =========



      The accompanying notes to financial statements are an integral part of these statements.
       2-97
CPL
Statements of Capitalization
Central Power and Light Company
-------------------------------------------------------------------------------
                                                        As of December 31,
                                                  ------------------------------
                                                       1996           1995
                                                     ----------    ----------
                                                           (thousands)
COMMON STOCK EQUITY                                  $1,442,820    $1,437,332
                                                     ----------    ----------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 3,035,000 shares
                           Number       Current
                           of Shares    Redemption
Series                     Outstanding  Price
--------------------------------------------------
Not Subject to Mandatory Redemption
             4.00%           100,000    $105.75          10,000        10,000
             4.20%            75,000    $103.75           7,500         7,500
             7.12%           260,000    $101.00          26,000        26,000
             8.72%           500,000    $100.00          50,000        50,000
Auction Money Market         750,000    $100.00          75,000        75,000
Auction Series A             425,000    $100.00          42,500        42,500
Auction Series B             425,000    $100.00          42,500        42,500
Issuance Expense                                         (3,149)       (3,149)
                                                     ----------    ----------
                                                        250,351       250,351
                                                     ----------    ----------
LONG-TERM DEBT
First Mortgage Bonds
    Series J, 6 5/8%, due January 1, 1998                28,000        28,000
    Series L, 7%, due February 1, 2001                   36,000        36,000
    Series T, 7 1/2%, due December 15, 2014*
      (Matagorda)                                       111,700       111,700
    Series AA, 7 1/2%, due March 1, 2020* (Matagorda)    50,000        50,000
    Series BB, 6%, due October 1, 1997                  200,000       200,000
    Series CC, 7 1/4%, due October 1, 2004              100,000       100,000
    Series DD, 7 1/8%, due December 1, 1999              25,000        25,000
    Series EE, 7 1/2%, due December 1, 2002             115,000       115,000
    Series FF, 6 7/8%, due February 1, 2003              50,000        50,000
    Series GG, 7 1/8%, due February 1, 2008              75,000        75,000
    Series HH, 6%, due April 1, 2000                    100,000       100,000
    Series II, 7 1/2%, due April 1, 2023                100,000       100,000
    Series JJ, 7 1/2%, due May 1, 1999                  100,000       100,000
    Series KK, 6 5/8%, due July 1, 2005                 200,000       200,000
Installment Sales Agreements - PCRBs
    Series 1984, 7 7/8%, due September 15, 2014
      (Red River)                                          --           6,330
    Series 1986, 7 7/8%, due December 1, 2016
      (Matagorda)                                          --          60,000
    Series 1993, 6%, due July 1, 2028 (Matagorda)       120,265       120,265
    Series 1995, 6.10%, due July 1, 2028 (Matagorda)    100,635       100,635
    Series 1995, variable rate, due November 1, 2015
      (Guadalupe)                                        40,890        40,890
    Series 1996, 6 1/8%, due June 1, 2020 (Red River)     6,330          --
    Series 1996,6 1/2%, due May 1, 2030 (Matagorda)      60,000          --
Notes Payable, 6 1/2%, due December 8, 1995                --             231
Unamortized Discount                                     (5,015)       (6,115)
Unamortized Costs of Reacquired Debt                    (90,751)      (95,358)
Amount to be Redeemed Within One Year                  (200,000)         (231)
                                                     ----------    ----------
                                                      1,323,054     1,517,347
                                                     ----------    ----------
TOTAL CAPITALIZATION                                 $3,016,225    $3,205,030
                                                     ==========    ==========

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.


       The accompanying notes to financial statements are an integral part of these statements.

       2-98


CENTRAL POWER AND LIGHT COMPANY
NOTES TO FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         See CSW's NOTE 1.

2.      LITIGATION AND REGULATORY PROCEEDINGS
         See CSW's NOTE 2.

3.      COMMITMENTS AND CONTINGENT LIABILITIES
         See CSW's NOTE 3.

4.      INCOME TAXES
         See CSW's NOTE 4.

5.      BENEFIT PLANS
         See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
         See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
         See CSW's NOTE 7.

8.      LONG-TERM DEBT
         See CSW's NOTE 8.

9.      PREFERRED STOCK
         See CSW's NOTE 9.

10.     SHORT-TERM FINANCING
         See CSW's NOTE 10.

11.     STOCK BASED COMPENSATION PLANS
         See CSW's NOTE 12.



       2-99



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF CENTRAL POWER AND LIGHT COMPANY:

         We have audited the accompanying balance sheets and statements of capitalization of Central Power and Light Company (a Texas corporation and a wholly owned subsidiary of Central and South West Corporation) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Central Power and Light Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Power and Light Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II and Exhibit 12 are presented for purposes of complying with Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule and exhibit have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Dallas, Texas
February 28, 1997



       2-100


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

         The financial statements have been audited by CPL's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. CPL believes that representations made to the independent public accountants during its audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

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

         Internal auditors continuously monitor the effectiveness of the internal control system following standards established by the Institute of Internal Auditors. Actions are taken by management to respond to deficiencies as they are identified. The board, operating through its audit committee, which is comprised entirely of directors who are not officers or employees of CPL, provides oversight to the financial reporting process.

         Due to the inherent limitations in the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived.

         CPL believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1996.




M. Bruce Evans                                            R. Russell Davis
President - CPL                                           Controller - CPL



       2-101









                             PUBLIC SERVICE COMPANY
                                   OF OKLAHOMA


       2-102


SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for PSO. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                    -----------------------------------------------------
                                      1996(1)     1995       1994     1993(2)      1992
                                                (thousands, except ratio data)
INCOME STATEMENT DATA
Revenues                             $735,265   $690,823   $740,496   $707,536   $622,092
Income before cumulative effect of
   changes in accounting principles    31,478     81,828     68,266     40,496     45,562
Net income for common stock            30,662     81,012     67,450     45,903     44,746

BALANCE SHEET DATA
Assets                              1,431,597  1,480,816  1,465,114  1,420,379  1,351,201
Long-term obligations                 420,301    379,250    402,752    401,255    408,731
Capitalization ratios
   Common stock equity                   52.3%      55.0%      52.2%      50.8%      50.0%
   Preferred stock                        2.2        2.2        2.2        2.3        2.3
   Long-term debt                        45.5       42.8       45.6       46.9       47.7

Ratio of earnings to fixed charges       2.45       4.32       4.03       2.78(3)    2.95
(SEC Method)


(1) Earnings in 1996 reflect a $35.7 million one-time charge, net of tax, associated with certain investments for plant sites, engineering studies and lignite reserves.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $6 million cumulative effect of changes in accounting principles and the establishment of reserves for fuel and other properties. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
(3) Ratio of earnings to fixed charges for 1993 was calculated before cumulative effect of changes in accounting principles.


      2-103


PUBLIC SERVICE COMPANY OF OKLAHOMA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         Reference is made to PSO's Consolidated Financial Statements and related Notes to Consolidated Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 AND 1995

         OVERVIEW
         Net income for common stock for 1996 was $30.7 million, a 62% decrease from 1995 net income for common stock of $81 million. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $35.7 million, net of tax, and prior year tax adjustments recorded in 1995 offset in part by increased non-fuel revenue.

         ELECTRIC OPERATING REVENUES
         Electric operating revenues increased 6% to $735.3 million during 1996 from $690.8 million during 1995. The increase was due primarily to increased fuel revenues, as discussed below and a 6% increase in retail KWH sales resulting from increased customer usage, as well as additional weather-related demand.

         FUEL
         Fuel expense for 1996 was $290.4 million, a 6% increase compared to $273.5 million during 1995. The increase was due primarily to an increase in average unit fuel costs from $1.73 per MMbtu in 1995 to $2.04 per MMbtu in 1996. The increase in average unit fuel costs is attributable to an increase in the spot market price of natural gas brought about by strong demand offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. Offsetting these factors in part was an under-recovery of fuel costs in 1996 compared to an over-recovery in 1995, as well as decreased KWH generation.

         PURCHASED  POWER
         Purchased power expense increased approximately 75% to $41.2 million for 1996 from $23.6 million for 1995. The increase was due primarily to increases in purchases of economy energy at a higher cost per MWH.

        OTHER OPERATING EXPENSES
         Other operating expenses increased approximately 4% to $121.2 million in 1996 from $116.2 million in 1995 due primarily to the 1996 restructuring charges, increased employee-related expenses and increased outside services expenses.

         MAINTENANCE
         Maintenance expenses increased 9% to $38.5 million in 1996 from $35.4 million in 1995. The increase was due primarily to a $3.2 million write-down of production inventory in 1996.

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense increased approximately $9.8 million during 1996 when compared to the prior year due to increases in depreciable property and completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

       2-104
         INCOME TAXES
         Income tax expense for 1996 compared to 1995 was affected by prior year tax adjustments recorded in 1995 offset in part by lower pre-tax income, excluding the effects of a one-time charge associated with certain investments as discussed below.

         OTHER INCOME AND DEDUCTIONS
         Other income and deductions for 1996 decreased approximately $39 million when compared to 1995 as a result of a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of $35.7 million, net of tax. Other income and deductions were also affected by the $2.7 million gain on the sale of non-utility fiber optic telecommunication property in the first quarter of 1995.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 AND 1994

         OVERVIEW
         Net income for common stock for 1995 was $81 million, representing a 20% increase from 1994 net income for common stock of $67.5 million. The increase was due primarily to decreased operating and maintenance expenses and the sale of a non-utility fiber optic telecommunication property during 1995.

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

         PURCHASED POWER
         Purchased power expenses decreased approximately 32% to $23.6 million for 1995 from $34.9 million in 1994. The decrease is due primarily to reduced purchases of economy energy.

         OTHER OPERATING EXPENSES
         Other operating expenses decreased 3% to $116.7 million during 1995 from $120.2 million during 1994. The decrease was due primarily to a net decrease in customer-related expenses, decreased distribution meter expenses and the realization of savings from cost containment efforts. The decrease was offset in part by increases in employee-related costs and additional transmission expenses associated with the completion and placement in service of a new HVdc tie in 1995.

         MAINTENANCE
         Maintenance expenses in 1995 decreased 21% to $35.4 million from $44.9 million in 1994 as a result of the 1994 write-off of certain deferred expenses associated with the Tulsa Power Station. Also contributing to the decrease was the realization of savings from cost containment efforts.



       2-105


         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expense increased $4.6 million or 7% in 1995 when compared to 1994 due primarily to increases in depreciable property.

         INCOME TAXES
         Income tax expense in 1995 was affected by higher pre-tax income, offset by prior year tax adjustments.

         OTHER INCOME AND DEDUCTIONS
         Other income and deductions increased $1.5 million for 1995 when compared to 1994 primarily as a result of a $2.7 million gain on the sale of non-utility fiber optic telecommunication property, offset in part by parent company tax benefits.

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

         CONSTRUCTION EXPENDITURES
         PSO maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for PSO for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for PSO were approximately $85 million in 1996, $102 million in 1995 and $131 million in 1994. PSO's estimated total construction expenditures, including AFUDC, for the years 1997 through 1999 are presented in the following table (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

                      CONSTRUCTION EXPENDITURES

                          1997     1998     1999     Total
                          --------------------------------
                                     (millions)

        Generation         $14      $11      $12      $ 37
        Transmission         4        6        5        15
        Distribution        53       55       56       164
        Other               13       15       12        40
                           -------------------------------
                           $84      $87      $85      $256
                           -------------------------------

          The U.S. Electric Operating Companies plan to dismantle certain power plant properties during late 1997 and 1998. Dismantling includes the removal, disposal and/or salvage of retired equipment and ancillary buildings. Of the units anticipated to be dismantled, only one unit currently in storage (85 MW), is included in PSO's 1996 aggregate capability. The depreciation rates of the U.S. Electric Operating Companies include a component for net removal cost and therefore are being recovered from customers currently through rates. As a

       2-106
result, actual dismantling of these units will not have a material impact on net income. Current estimates of capital resources that will be required by the U.S. Electric Operating Companies to dismantle these units range from $10 million to $15 million and PSO's share of such costs are not reflected in the above construction numbers. It is anticipated that a request for bids will be issued by mid 1997.

         Although PSO does not believe that it will require substantial additions of generating capacity over the next several years, the U.S. Electric System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources including power purchases. Therefore, during 1996, PSO recorded reserves and write-offs in the amount of $35.7 million, net of tax, for certain investments in plant sites, engineering studies and lignite reserves.

         INFLATION
         Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 2.8% during the three years ended December 31, 1996. PSO believes that inflation, at this level, does not materially affect its consolidated results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

         LONG-TERM FINANCING
         As of December 31, 1996, the capitalization ratios of PSO were 52% common stock equity, 2% preferred stock and 46% long-term debt. PSO's embedded cost of long-term debt was 7.0% at December 31, 1996. PSO continually monitors the capital markets for opportunities to lower its cost of capital through refinancing. PSO is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access the capital markets opportunistically or when required. See CSW's ITEM 7-MD&A for PSO's securities' ratings.

         In August 1996, $63.3 million of Red River, 6.0% Series 1996 PCRBs were issued for the benefit of CPL, PSO and WTU. The proceeds from this issuance were used to refund the $63.3 million of Red River, 7 7/8%, Series 1984 PCRBs. PSO's portion of this issuance was $12.7 million.

         SHELF REGISTRATION STATEMENT
         In February 1996, PSO filed a shelf registration statement with the SEC for the sale of up to $75 million of Senior Notes. In March and April of 1996, PSO issued $30 million and $10 million of MTNs, respectively, at varying interest rates and maturity dates and therefore has $35 million available for future issuance. The proceeds were used to repay a portion of PSO's short-term borrowing and to reimburse PSO's treasury for the maturity of $25 million aggregate principal amount of FMBs in March, 1996. Additionally, PSO along with certain affiliated capital trusts has filed a shelf registration statement with the SEC for the issuance of up to $75 million of preferred securities and/or junior subordinated deferrable interest debentures. PSO may offer additional securities from time to time subject to market conditions and other factors. The proceeds of any such offering will be used principally to redeem FMBs, preferred stock, repay short-term debt or provide working capital.

         SHORT-TERM FINANCING
         PSO, together with other members of the CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1996, PSO's short-term borrowing limit from the money pool was approximately $95 million. During 1996, the annual weighted average interest rate on PSO's borrowings was 5.6% and the average amount of PSO's short-term borrowings outstanding was $52 million. The maximum amount of PSO's short-term borrowings outstanding during 1996 was $93 million, which was the amount outstanding at May 1, 1996.



       2-107


         INTERNALLY GENERATED FUNDS
         Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. PSO utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. PSO anticipates that capital requirements for the period 1997 to 1999 will be met, in large part, from internal sources. PSO also anticipates that some external financing will be required during the period, but the nature, timing and extent have not yet been determined (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). Information concerning internally generated funds is presented in the following table.

                                                1996      1995      1994
                                                ------------------------
                                                    ($ in millions)

        Internally Generated Funds              $107       $88      $110

        Construction Expenditures Provided
          by Internally Generated Funds          128%       89%      86%

         SALES OF ACCOUNTS RECEIVABLE
         PSO sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provide PSO with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $87 million and $75 million, respectively, in 1996, as compared to $80 million and $71 million, respectively, in 1995.


RECENT DEVELOPMENTS AND TRENDS

         COMPETITION AND INDUSTRY CHALLENGES
         Competitive forces at work in the electric utility industry are impacting PSO and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, PSO will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, PSO will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. PSO believes that, overall, its prices for electricity and the quality and reliability of its service currently places PSO in a position to compete effectively in the energy marketplace (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         Electric industry restructuring and the development of competition in the generation and sale of electric power requires resolution of several important issues, including, but not limited to: (i) who will bear the costs of prudent utility investments or past commitments incurred under traditional cost-of-service regulation that will be uneconomic in a competitive environment, sometimes referred to as stranded costs; (ii) whether all customers have access to the benefits of competition; (iii) how, and by whom, the rules of competition will be established; (iv) what the impact of deregulation will be on conservation, environmental protection and other regulator-imposed programs; and
(v) how transmission system reliability will be ensured. The degree of risk to PSO associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors, including its competitive position and the treatment of stranded costs. Although PSO believes it is in a position to compete effectively in a deregulated, more competitive marketplace, if stranded costs are not recovered from customers, then PSO may be required by existing accounting standards to recognize potentially significant stranded investments losses (The foregoing statement

       2-108
constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See REGULATORY ACCOUNTING for additional information.

         At the federal level, several bills have been introduced in Congress in the early part of the 1997 legislative session, and recent reports indicate that other bills are likely to be introduced in the near future, which provide for restructuring and/or deregulating the U.S. electric utility industry. These bills will likely cover many different issues including repeal of the Holding Company Act and PURPA, establishment of full retail customer choice, disaggregation of electric utilities and the restructuring of the electric utility industry. States that have considered deregulation have been moving increasingly toward requiring some form of retail competition or retail wheeling. PSO cannot predict when and if it will be subject to one or more of these legislative initiatives, nor can it predict the scope or effect of such legislation on its consolidated results of operations or financial condition. For additional information related to such initiatives, see INDUSTRY RESTRUCTURING IN OKLAHOMA.

         WHOLESALE ELECTRIC COMPETITION IN THE UNITED STATES
         The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. PSO must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While PSO believes that the Energy Policy Act will continue to make the wholesale markets more competitive, PSO is unable to predict whether the Energy Policy Act will adversely impact PSO.

         FERC ORDER 888
         On April 24, 1996, the FERC issued Order 888 which is the final comparable open access transmission rule. The provisions of FERC Order 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same information that their transmission customers rely on to make wholesale purchases and sales. FERC Order 888 reaffirms the FERC's position that utilities are entitled to recover all legitimate, prudent and verifiable stranded costs determined by a formula based upon the revenues lost method through direct assignments charges to departing customers.

         FERC Order 888 requires holding companies to offer single system transmission rates. However, the rule granted the U.S. Electric Operating Companies an exemption permitting an opportunity to propose a solution that provides comparability to all wholesale users. The final rule does suggest that the terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW SPP companies (PSO and SWEPCO). Transmitting utilities in the SPP are under the exclusive jurisdiction of the FERC while most transmitting utilities in ERCOT are under the exclusive jurisdiction of the Texas Commission. These two commissions have different approaches to defining and implementing comparable open access transmission service. CSW is the only holding company that owns operating companies in both ERCOT and the SPP.


       2-109
         On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with FERC Order 888. On December 31, 1996, the FERC accepted for filing the system-wide tariff to become effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of the FERC and the Texas Commission, but the tariff does not offer a single system rate for transactions due to the different transmission pricing approaches of the FERC and the Texas Commission.

         RETAIL ELECTRIC COMPETITION IN THE UNITED STATES
         Increasing competition in the utility industry has resulted in increasing pressure to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major legislative initiatives which would require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states currently have introduced legislation or are investigating the issue, and several states have already passed legislation which mandates retail choice by a certain date.

         PSO believes that retail competition would not be in the best interests of PSO's customers and security holders unless PSO receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by PSO to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. PSO intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments PSO undertook to serve the public's demand for electricity. For additional information related to retail wheeling, see INDUSTRY RESTRUCTURING IN OKLAHOMA.

         CSW RESTRUCTURING
         In April 1996, CSW announced organizational and executive changes to help prepare CSW for increased competition and unbundling of the electric utility industry into generation, transmission, distribution and service segments. As a result of these changes, in 1996 CSW functionally reorganized its domestic utility operations into three organizational units which are centrally managed from CSW Services.

         CSW created a power generation business unit to provide energy generation and production services. All phases of management of the U.S. Electric Operating Companies' energy production activities have been consolidated into the power generation business unit. These activities include management of all generating facilities, including nuclear facilities, and fuel procurement.

         CSW created an energy delivery business unit to provide services for the long-distance transmission and local distribution of electricity to retail customers, including attendant customer services such as meter reading, billing and accounting. All phases of management of the U.S. Electric Operating Companies' energy delivery activities have been consolidated into the energy delivery business unit.

         CSW created an energy services business unit to provide marketing services, along with new energy efficiency products and services as they become available, to existing and future customers of the U.S. Electric Operating Companies. The energy services unit also manages CSW Communications and EnerShop.

         Functional unbundling of CSW's vertically integrated structure is expected to provide a more competitive organizational structure for CSW. Some employees have been reassigned from the U.S. Electric Operating Companies to CSW Services to provide these centrally managed services.

         Through December 31, 1996, PSO has incurred $0.9 million in connection with the implementation of the 1996 restructuring. Additionally, PSO has reserved approximately $1.3 million for additional expenses associated with the 1996 restructuring, which is expected to be completed by early 1997.


       2-110
         INDUSTRY RESTRUCTURING IN OKLAHOMA
         In June 1996, the Oklahoma Commission initiated a proceeding in which it solicited public comment on various issues associated with the potential restructuring of the Oklahoma electric utility industry. The Oklahoma Commission requested comment on certain issues including the extent and timing of restructuring, the unbundling of utility services, and the legislative and regulatory requirement for restructuring. The Oklahoma Commission staff conducted a series of informal public technical conferences and workshops over the last half of 1996 to discuss these issues. After receiving a report from its staff summarizing the comments provided in the restructuring proceeding, the Oklahoma Commission took no immediate action but left the proceeding open at this time to allow for the monitoring of other states' activities.

         In February, 1997, a bill was introduced in the Oklahoma Senate which would permit some form of retail competition by January 1, 1999, with retail competition for all customers soon thereafter. The bill directs the Oklahoma Commission to review the issue of and devise a mechanism for recovery of prudently incurred, unmitigable and verified stranded costs and investments. The bill leaves many details to be decided by the Oklahoma Commission and the Oklahoma Tax Commission, but neither can issue any regulations without the prior express authority of the legislature or the Joint Electric Utility Task Force, a 14-member panel with an equal number of members from each house of the Oklahoma Legislature. CSW is unable to predict whether any retail competition legislation will be enacted by the Oklahoma Legislature and, if enacted, what form such legislation would take.

         EFFECT OF FEDERAL AND STATE RESTRUCTURING INITIATIVES ON PSO
         PSO cannot predict the form or effect of any federal or state electric utility restructuring initiatives at this time. Federal and/or state electric utility restructuring may cause impairment of significant recorded assets, material reductions of profit margins, and/or increased costs of capital. No assurance can be made that such events would not have a material adverse effect on PSO's consolidated results of operations, financial condition or competitive position.

         PSO UNION NEGOTIATIONS
         Since July 1, 1996, PSO and its Local Union 1002 of the IBEW have been engaged in contract renewal negotiations. The underlying agreement expired September 30, 1996 and, to date, the parties have been unable to reach an agreement. As a result, PSO implemented portions of its final proposal on December 29, 1996 after declaring an impasse. The principal issue of disagreement involves PSO's anticipated need for flexibility in a deregulated environment. At this time, PSO cannot predict the outcome of this matter. However, PSO is confident that, even in the event of a strike, its operations would continue without a significant disruption.

         REGULATORY ACCOUNTING
         Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, PSO has recognized significant regulatory assets and liabilities. Management believes that PSO will continue to meet the criteria for following SFAS No. 71. However, in the event PSO no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding regulatory accounting, reference is made to NEW ACCOUNTING STANDARDS and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         PSO STRATEGIC RESPONSES
         PSO has from time to time considered, and expects to consider in the future, various strategies designed to enhance PSO's competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of PSO's generation, transmission and distribution businesses, acquisitions or dispositions of assets or lines of business, and additions to or reductions of franchised service territories. See CSW RESTRUCTURING. PSO may from time to time engage in discussions, either internally or with third parties, regarding one or

       2-111
more of these potential strategies. Those discussions may be subject to confidentiality agreements and PSO's policy generally not to comment on such activities. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or, if one or more does occur, as to the ultimate effect thereof on PSO's consolidated results or operations, financial condition or competitive position.

         IMPACT OF COMPETITION
         PSO is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry. As the electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent reliability, availability of capacity, and customer service (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).


RATES AND REGULATORY MATTERS

         PSO RATE REVIEW
         On July 19, 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and rate structure. The review is being initiated to investigate the potential impact on PSO's rates from both the sale of Transok and PSO's restructuring efforts as well as PSO's improved financial results. Although rate reviews do not have specific time limitations, a schedule has been established for PSO's response. In accordance with the established schedule, PSO filed a package of financial information with the Oklahoma Commission staff on November 1, 1996, and cost of service and rate design testimony on January 10, 1997. A final order from the Oklahoma Commission is expected in the fall of 1997. PSO's management cannot predict the ultimate outcome of PSO's rate case, although management believes that the ultimate resolution will not have a material adverse effect on PSO's consolidated results of operations or financial condition. However, if PSO ultimately is unsuccessful in reaffirming adequate rates, PSO could experience a material adverse effect on its consolidated results of operations and financial condition.

         On January 14, 1997, the Oklahoma Commission approved a joint settlement which provides that all bills rendered beginning with PSO's June 1997 billing cycle shall be considered interim rates subject to refund with interest in the event that the permanent final order grants less than the current revenue produces by the existing rates.


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

         PSO is subject to various pending claims alleging that it is a PRP under federal or state remedial laws for investigating and cleaning up contaminated property. PSO anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on PSO's consolidated results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by PSO, the estimated amount of costs allocated to

       2-112
PSO and the participation of other parties. See ITEM 1-BUSINESS and NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional discussion regarding environmental matters.


NEW ACCOUNTING STANDARDS

         SFAS NO. 121
         PSO adopted SFAS No. 121 effective January 1, 1996. The statement establishes a two-fold test for identification and quantification of an impaired asset. The adoption of SFAS No. 121 did not have a significant impact on PSO's consolidated results of operations or financial condition. Under the current regulatory environment, PSO does not expect SFAS No. 121 to have a significant impact on its consolidated results of operation or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, PSO is monitoring the changing conditions facing the electric utility industry.

         SFAS NO. 123
         SFAS No. 123 provides that if stock is granted to an employee or a non-employee in return for services provided to the company, that this stock represents compensation to the recipient. It requires the calculation of a compensation cost, but then allows the company to choose between making the charge to net income or disclosing this information in its notes to its financial statements. See NOTE 11. STOCK-BASED COMPENSATION PLANS. Under prior accounting rules, recognition of compensation for the grant of stock options was not required if the stock price at the time of the grant and the price at which the employee could purchase the stock were the same.

         SFAS NO. 125
         SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control. An entity recognizes assets it controls and derecognizes assets when control has been surrendered and liabilities when they have been extinguished. A transfer of assets in which control of the asset is surrendered is recorded as a sale. Control of an asset is surrendered only when and if certain distinct conditions are met. Likewise, a liability is only extinguished under certain distinct conditions. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and cannot be applied prior to that date. Adoption of this standard will not have a material effect on PSO's consolidated results of operations or financial condition.


       2-113

PSO
Consolidated Statements of Income
Public Service Company of Oklahoma
-------------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                            -----------------------------------
                                              1996         1995         1994
                                            ---------    ---------    ---------
                                                        (thousands)
  Electric Operating Revenues
    Residential                              $299,550     $280,127     $296,159
    Commercial                                221,985      210,875      227,488
    Industrial                                157,509      147,811      165,200
    Sales for resale                           39,285       34,273       35,458
    Other                                      16,936       17,737       16,191
                                            ---------    ---------    ---------
                                              735,265      690,823      740,496
                                            ---------    ---------    ---------
Operating Expenses and Taxes
    Fuel                                      290,408      273,533      316,470
    Purchased power                            41,194       23,584       34,906
    Other operating                           121,235      116,175      120,024
    Maintenance                                38,469       35,356       44,847
    Depreciation and amortization              77,470       67,657       63,096
    Taxes, other than income                   27,194       25,147       25,757
    Income taxes                               37,558       37,602       37,138
                                            ---------    ---------    ---------
                                              633,528      579,054      642,238
                                            ---------    ---------    ---------
Operating Income                              101,737      111,769       98,258
                                            ---------    ---------    ---------

Other Income and Deductions
    Allowance for equity funds used
      during construction                         292        1,270        1,094
    Reserve for utility plant development
      costs, net of tax of $15,401            (35,708)        --           --
    Other                                         (95)       2,274          933
                                            ---------    ---------    ---------
                                              (35,511)       3,544        2,027
                                            ---------    ---------    ---------
Income Before Interest Charges                 66,226      115,313      100,285
                                            ---------    ---------    ---------

Interest Charges
    Interest on long-term debt                 30,555       29,594       29,594
    Interest on short-term debt
      and other                                 5,623        6,355        3,844
    Allowance for borrowed funds
      used during construction                 (1,430)      (2,464)      (1,419)
                                            ---------    ---------    ---------
                                               34,748       33,485       32,019
                                            ---------    ---------    ---------

Net Income                                     31,478       81,828       68,266
  Preferred stock dividends                       816          816          816
                                            ---------    ---------    ---------
Net Income for Common Stock                   $30,662      $81,012      $67,450
                                            =========    =========    =========














       The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-114

PSO
Consolidated Statements of Retained Earnings
Public Service Company of Oklahoma
----------------------------------------------------------------------------
                                             For the Years Ended December 31,
                                             -------------------------------
                                                1996       1995       1994
                                              --------   --------   --------
                                                        (thousands)

Retained Earnings at Beginning of Year        $150,281   $124,269    $97,819
    Net income for common stock                 30,662     81,012     67,450
    Deduct:  Common stock dividends             35,000     55,000     41,000
                                              --------   --------   --------
Retained Earnings at End of Year              $145,943   $150,281   $124,269
                                              ========   ========   ========










































       The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-115

Consolidated Balance Sheets
Public Service Company of Oklahoma
--------------------------------------------------------------------------
                                                      As of December 31,
                                                    ----------------------
                                                       1996        1995
                                                    ----------  ----------
                                                           (thousands)
ASSETS
Electric Utility Plant
    Production                                        $902,813    $939,106
    Transmission                                       368,280     363,692
    Distribution                                       773,590     712,483
    General                                            186,252     182,705
    Construction work in progress                       59,241      56,576
                                                    ----------  ----------
                                                     2,290,176   2,254,562
  Less - Accumulated depreciation                      987,283     924,186
                                                    ----------  ----------
                                                     1,302,893   1,330,376
                                                    ----------  ----------
Current Assets
    Cash                                                 1,479         744
    Accounts receivable                                 11,069      17,957
    Materials and supplies, at average cost             34,542      41,179
    Fuel inventory, at LIFO cost                        14,061      15,765
    Accumulated deferred income taxes                    2,558      10,389
    Prepayments                                          2,991       2,450
                                                    ----------  ----------
                                                        66,700      88,484
                                                    ----------  ----------

Deferred Charges and Other Assets                       62,004      61,956
                                                    ----------  ----------
                                                    $1,431,597  $1,480,816
                                                    ==========  ==========


























       The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-116

PSO
Consolidated Balance Sheets
Public Service Company of Oklahoma
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
CAPITALIZATION AND LIABILITIES                                 (thousands)
Capitalization
    Common stock:   $15 par value
        Authorized shares:   11,000,000 shares
        Issued 10,482,000 shares and
          outstanding 9,013,000 shares                    $157,230     $157,230
    Paid-in capital                                        180,000      180,000
    Retained earnings                                      145,943      150,281
                                                        ----------   ----------
       Total Common Stock Equity                           483,173      487,511
                                                        ----------   ----------

    Preferred stock                                         19,826       19,826
    Long-term debt                                         420,301      379,250
                                                        ----------   ----------
       Total Capitalization                                923,300      886,587
                                                        ----------   ----------

Current Liabilities
    Long-term debt due within 12 months                       --         25,000
    Advances from affiliates                                42,867       70,510
    Payables to affiliates                                  27,425       40,463
    Accounts payable                                        47,604       23,094
    Payables to customers                                   14,329       32,517
    Accrued taxes                                           12,306       27,014
    Accrued interest                                         9,193        9,025
    Other                                                    7,421        8,589
                                                        ----------   ----------
                                                           161,145      236,212
                                                        ----------   ----------
Deferred Credits
    Accumulated deferred income taxes                      251,007      264,353
    Investment tax credits                                  43,438       46,222
    Income tax related regulatory liabilities, net          46,007       41,820
    Other                                                    6,700        5,622
                                                        ----------   ----------
                                                           347,152      358,017
                                                        ----------   ----------
                                                        $1,431,597   $1,480,816
                                                        ==========   ==========


















       The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-117

PSO
Consolidated Statements of Cash Flows
Public Service Company of Oklahoma
-----------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                              -------------------------------
                                                1996       1995        1994
                                              ---------  ---------  ---------
                                                         (thousands)
OPERATING ACTIVITIES
    Net Income                                  $31,478    $81,828    $68,266
    Non-cash Items Included in Net Income
        Depreciation and amortization            83,424     73,218     67,452
        Restructuring charges                     1,305       (400)      (197)
        Deferred income taxes and investment
          tax credits                            (4,112)       (85)     4,990
        Allowance for equity funds used
          during construction                      (292)    (1,270)    (1,094)
        Reserve for utility plant
          development costs                      50,854       --         --
        Inventory reserve                         3,150       --         --
    Changes in Assets and Liabilities
        Accounts receivable                       6,888      3,574     15,081
        Other investments and property           (6,264)     2,196     (1,761)
        Accounts payable                         (5,878)   (22,970)    26,894
        Accrued taxes                           (14,708)     9,658      2,165
        Accrued restructuring charges              --         (646)   (15,626)
        Other deferred credits                    1,078     (3,193)   (17,153)
        Other                                    (4,305)     1,978      2,784
                                              ---------  ---------  ---------
                                                142,618    143,888    151,801
                                              ---------  ---------  ---------
INVESTING ACTIVITIES
    Construction expenditures                   (83,509)   (98,415)  (128,625)
    Allowance for borrowed funds used
      during construction                        (1,430)    (2,464)    (1,419)
    Other                                        (7,166)    (7,251)      (335)
                                              ---------  ---------  ---------
                                                (92,105)  (108,130)  (130,379)
                                              ---------  ---------  ---------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt     51,744       --         --
    Retirement of long-term debt                (25,000)      --         --
    Reacquisition of long-term debt             (13,040)      --         --
    Change in advances from affiliates          (27,643)    15,350     23,416
    Payment of dividends                        (35,839)   (55,817)   (41,814)
                                              ---------  ---------  ---------
                                                (49,778)   (40,467)   (18,398)
                                              ---------  ---------  ---------

Net Change in Cash and Cash Equivalents             735     (4,709)     3,024
Cash and Cash Equivalents at Beginning
   of Year                                          744      5,453      2,429
                                              ---------  ---------  ---------
Cash and Cash Equivalents at End of Year         $1,479       $744     $5,453
                                              =========  =========  =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized      $32,488    $31,285    $31,459
                                              =========  =========  =========
    Income taxes paid                           $30,353    $27,651    $28,910
                                              =========  =========  =========









       The accompanying notes to consolidated financial statements are an integral part of these statements.
       2-118

PSO
Consolidated Statements of Capitalization
Public Service Company of Oklahoma
------------------------------------------------------------------------------
                                                           As of December 31,
                                                          --------------------
                                                            1996        1995
                                                          --------    --------
                                                               (thousands)
COMMON STOCK EQUITY                                       $483,173    $487,511
                                                          --------    --------

PREFERRED STOCK
(Cumulative $100 Par Value, Authorized 700,000
    shares, redeemable at the option of PSO
    upon 30 days notice)
                        Number          Current
                        of Shares       Redemption
Series                  Outstanding     Price
--------------------------------------------------

          4.00%            97,900        $105.75             9,790       9,790
          4.24%           100,000        $103.19            10,000      10,000
Premium                                                         36          36
                                                          --------    --------
                                                            19,826      19,826
                                                          --------    --------

LONG-TERM DEBT
First Mortgage Bonds
    Series J, 5 1/4%, due March 1, 1996                       --        25,000
    Series K, 7 1/4%, due January 1, 1999                   25,000      25,000
    Series L, 7 3/8%, due March 1, 2002                     30,000      30,000
    Series S, 7 1/4%, due July 1, 2003                      65,000      65,000
    Series T, 7 3/8%, due December 1, 2004                  50,000      50,000
    Series U, 6 1/4%, due April 1, 2003                     35,000      35,000
    Series V, 7 3/8%, due April 1, 2023                    100,000     100,000
    Series W, 6 1/2%, due June 1, 2005                      50,000      50,000
Medium-term Notes, 5.89%-6.43%, due
  December 15, 2000-March 1, 2001                           40,000        --
Installment sales agreement - PCRBs
    Series A, 5.9%, due December 1, 2007 (OEFA)             34,700      34,700
    Series 1984, 7 7/8%, due September 15, 2014
      (Red River)                                             --        12,660
    Series 1996, 6.0%, due June 1, 2020 (Red River)         12,660        --
Unamortized discount                                        (3,991)     (4,415)
Unamortized costs of reacquired debt                       (18,068)    (18,695)
Amount to be redeemed within one year                         --       (25,000)
                                                          --------    --------
                                                           420,301     379,250
                                                          --------    --------
TOTAL CAPITALIZATION                                      $923,300    $886,587
                                                          ========    ========






       The accompanying notes to consolidated financial statements are an integral part of these statements.

       2-119


PUBLIC SERVICE COMPANY OF OKLAHOMA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         See CSW's NOTE 1.

2.      LITIGATION AND REGULATORY PROCEEDINGS
         See CSW's NOTE 2.

3.      COMMITMENTS AND CONTINGENT LIABILITIES
         See CSW's NOTE 3.

4.      INCOME TAXES
         See CSW's NOTE 4.

5.      BENEFIT PLANS
         See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
         See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
         See CSW's NOTE 7.

8.      LONG-TERM DEBT
         See CSW's NOTE 8.

9.      PREFERRED STOCK
         See CSW's NOTE 9.

10.     SHORT-TERM FINANCING
         See CSW's NOTE 10.

11.     STOCK BASED COMPENSATION PLANS
         See CSW's NOTE 12.




       2-120




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF PUBLIC SERVICE COMPANY OF
OKLAHOMA:

         We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of Oklahoma (an Oklahoma corporation and a wholly owned subsidiary of Central and South West Corporation) and subsidiary company, as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows, for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Public Service Company of Oklahoma's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Oklahoma and subsidiary company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II and Exhibit 12 are presented for purposes of complying with Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule and exhibit have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Dallas, Texas
February 28, 1997


       2-121


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

         The consolidated financial statements have been audited by PSO's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. PSO and its subsidiary believe that representations made to the independent public accountants during their audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

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

         PSO and its subsidiary believe that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1996.






T. D. Churchwell                                            R. Russell Davis
President - PSO                                             Controller - PSO



       2-122








                              SOUTHWESTERN ELECTRIC
                                  POWER COMPANY

       2-123



SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for SWEPCO. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                       -----------------------------------------------------
                                         1996(1)     1995       1994      1993(2)     1992
                                                   (thousands, except ratio data)
INCOME STATEMENT DATA
Revenues                                $920,786   $836,705   $825,296   $837,192   $778,303
Income before cumulative effect
  of changes in accounting principles     66,556    117,114    105,712     78,471     94,883
Net income for common stock               63,503    113,870    102,351     78,514     91,438

BALANCE SHEET DATA
Assets                                 2,099,156  2,116,719  2,079,207  1,968,285  1,927,320
Long-term obligations (3)                629,615    632,579    630,661    638,093    570,088
Capitalization ratios
   Common stock equity                      52.1%      51.3%      51.2%      49.7%      52.5%
   Preferred stock                           3.6        3.7        3.8        4.0        4.3
   Long-term debt                           44.3       45.0       45.0       46.3       43.2

Ratio of earnings to fixed charges          2.81       3.80       3.70       3.27 (4)   3.39
(SEC Method)


(1) Earnings in 1996 reflect a $21.8 million one-time charge, net of tax, associated with certain investments for plant sites, engineering studies and lignite reserves.
(2) Earnings in 1993 were significantly affected by restructuring charges, the $3 million cumulative effect of changes in accounting principles and the establishment of reserves for fuel properties. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
(3) Long-term obligations includes long-term debt and preferred stock subject to mandatory redemption.
(4) Ratio of earnings to fixed charges for 1993 was calculated before cumulative effect of change in accounting principles.


       2-124


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


RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 AND 1995

        OVERVIEW
         Net income for common stock decreased 44% during 1996 to approximately $63.5 million from approximately $113.9 million in 1995. The decrease resulted primarily from increased other operating expenses and a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.8 million, net of tax. Increased depreciation and amortization also contributed to the decrease in net income for common stock.

         ELECTRIC OPERATING REVENUES
         Total electric operating revenues increased approximately $84.1 million, or 10%, to $920.8 million in 1996 due primarily to a $61 million increase in fuel revenues and a $22 million increase in non-fuel revenues. The increase in fuel revenues was due to higher average unit fuel cost as discussed below. The increase in non-fuel revenues was primary due to a 3% increase in retail KWH sales resulting from increased customer demand.

         FUEL
         Fuel expense increased 22% to $388.5 million in 1996 when compared to 1995, due primarily to a 10% increase in generation and an increase in the average unit cost of fuel from $1.61 per MMbtu in 1995 to $1.76 per MMbtu in 1996. The increase in the average unit cost of fuel is attributable to an increase in the spot market price of natural gas offset in part by a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal.

         PURCHASED POWER
         Purchased power expense increased approximately $8.1 million, or 42%, during 1996 when compared to 1995 due primarily to an increase in economy energy purchases at higher cost per MWH.

         OTHER OPERATING
         Other operating expenses increased approximately $20.3 million, or 17%, during 1996 when compared to 1995. The increase is due primarily to $4.6 million in restructuring charges, an increase in outside services employed and a $3.0 million increase in factoring costs. The increase in factoring costs resulted from an increase in accounts receivable factored and the correction in 1995 of an error relating to a prior year, partially offset by a decrease in the average interest rate associated with factored receivables. Also contributing to the increase in other operating expenses was the write-off of $3.6 million in deferred SFAS 106 costs which SWEPCO began deferring in 1993 pursuant to an order issued by the Arkansas Commission. The order allowed deferral of the difference between OPEB costs recorded under SFAS 106 and OPEB costs paid to retirees for up to five years. The order requires such deferrals to be expensed if at the end of five years amortization of such deferrals is not included in rates.



       2-125


         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization increased approximately $8.3 million, or 10%, during 1996 when compared to 1995 due primarily to increases in depreciable plant and the completion in 1995 of the amortization of previously expensed inventory and supply items that were credited through amortization to cost of service.

         TAXES, OTHER THAN INCOME
         Taxes, other than income, increased approximately $5.2 million, or 12%, during 1996 when compared to 1995 due primarily to an increase in ad valorem taxes and state franchise taxes. The higher ad valorem taxes resulted primarily from a higher state assessed value in Louisiana and the addition of an HVdc tie in Texas. The state franchise taxes increased due mainly to higher federal taxable income associated with Texas franchise tax.

         INCOME TAXES
         Income tax expense decreased approximately $3.5 million in 1996 due primarily to lower pre-tax income partially offset by prior year tax adjustments recorded in 1995.

         OTHER INCOME AND DEDUCTIONS
         Other income and deductions decreased $25.6 million during 1996 when compared to 1995 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $21.8 million, net of tax.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 AND 1994

         OVERVIEW
         Net income for common stock increased 11% during 1995 to approximately $113.9 million from approximately $102.4 million in 1994 due primarily to an increase in non-fuel revenue. The increase in non-fuel revenue was attributable to a 4% increase in KWH sales from weather-related demand and customer growth.

         ELECTRIC OPERATING REVENUES
         Total electric operating revenues increased $11.4 million, or 1%, to $836.7 million during 1995 due primarily to a $28.3 million increase in non-fuel revenues. The increase in non-fuel revenues was attributable to a 4% increase in retail KWH sales resulting from weather-related demand and customer growth. The increase in non-fuel revenues was offset in part by a $14.8 million decrease in fuel revenues due to lower average fuel costs as discussed below.

         FUEL
         Fuel expense was $318.5 million in 1995, a decrease of 5% when compared to 1994 fuel expense of $336.4 million. The decrease in fuel expense was due primarily to an 8% decrease in the average unit cost of fuel from $1.75 per MMbtu in 1994 to $1.61 per MMbtu in 1995, which was offset in part by a 3% increase in generation. The decrease in the per unit cost of fuel resulted from a decrease in the spot market price of natural gas.

         PURCHASED POWER
         Purchased power expense decreased approximately $1.2 million, or 6%, during 1995 when compared to 1994 due primarily to a 36% decrease in purchases, partially offset by a firm contract for additional operating reserves and on peak capacity.



       2-126


         OTHER OPERATING
         Other operating expenses increased approximately $6.9 million, or 6%, during 1995 when compared to 1994. The increase was due primarily to an increase in transmission expenses associated with the completion and placement in service of a new HVdc tie in 1995 and an increase in employee-related costs.

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization increased $3.4 million or 4% during 1995 when compared to 1994 due primarily to increases in depreciable plant.

         TAXES, OTHER THAN INCOME
         Taxes, other than income, increased approximately $1.6 million, or 4%, during 1995 when compared to 1994 due primarily to an increase in ad valorem taxes.

         INCOME TAXES
         Income tax expense decreased approximately $1.0 million in 1995 due primarily to prior year tax adjustments partially offset by higher pre-tax income.

         ALLOWANCE FOR EQUITY AND BORROWED FUNDS USED DURING CONSTRUCTION
         AFUDC increased approximately $3.2 million during 1995 when compared to the prior year due primarily to increased CWIP balances accruing AFUDC. Also contributing to the increase in 1995 was a prior period adjustment.

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

         CONSTRUCTION EXPENDITURES
         SWEPCO maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for SWEPCO for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for SWEPCO were approximately $95 million in 1996, $115 million in 1995 and $153 million in 1994. SWEPCO's estimated total construction expenditures, including AFUDC, for the years 1997 through 1999 are presented in the following table (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).


       2-127



                       CONSTRUCTION EXPENDITURES

                              1997     1998     1999     Total
                             ---------------------------------
                                         (millions)

        Generation            $38       $17      $18       $73
        Transmission           23        29       34        86
        Distribution           41        42       43       126
        Other                  16        14       12        42
                             ---------------------------------
                             $118      $102     $107      $327
                             ---------------------------------

          The U.S. Electric Operating Companies plan to dismantle certain power plant properties during late 1997 and 1998. Dismantling includes the removal, disposal and/or salvage of retired equipment and ancillary buildings. None of the units to be dismantled is included in SWEPCO's 1996 aggregate capability. The depreciation rates of the U.S. Electric Operating Companies include a component for net removal cost and therefore are being recovered from customers currently through rates. As a result, actual dismantling of these units will not have a material impact on net income. Current estimates of capital resources that will be required by the U.S. Electric Operating Companies to dismantle these units range from $10 million to $15 million and SWEPCO's share of such costs are not reflected in the above construction numbers. It is anticipated that a request for bids will be issued by mid 1997.

         Although SWEPCO does not believe that it will require substantial additions of generating capacity over the next several years, the U.S. Electric System's internal resource plan presently anticipates that any additional capacity needs will come from a variety of sources, including power purchases. Therefore, during 1996, SWEPCO recorded reserves and write-offs in the amount $21.8 million, net of tax, for certain investments in plant sites, engineering studies and lignite reserves. Refer to INTEGRATED RESOURCE PLAN for additional information regarding future capacity needs.

         INFLATION
         Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 2.8% for the three-year period ending December 31, 1996. SWEPCO believes that inflation at this level does not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

         LONG-TERM FINANCING
         As of December 31, 1996, the capitalization ratios of SWEPCO were 52% common stock equity, 4% preferred stock and 44% long-term debt. SWEPCO's embedded cost of long-term debt was 6.7% at December 31, 1996. SWEPCO continually monitors the capital markets for opportunities to lower its cost of capital through refinancing. SWEPCO is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access the capital markets opportunistically or when required. See CSW's ITEM 7-MD&A for SWEPCO's securities' ratings.

         In July 1996, $81.7 million of Sabine, 6.10%, Series 1996 PCRBs were issued for the benefit of SWEPCO. The proceeds from this issuance were used to refund the $81.7 million Sabine, 8.20%, Series 1986 PCRBs.

         SHELF REGISTRATION STATEMENT
         SWEPCO, along with certain affiliated capital trusts has filed a shelf registration statement with the SEC for the issuance of up to $110 million of preferred securities and/or junior subordinated deferrable interest debentures. SWEPCO may offer such securities subject to market conditions and other factors. The proceeds of any such offering will be used principally to redeem FMBs, preferred stock, repay short-term debt or provide working capital.

       2-128
         SHORT-TERM FINANCING
         SWEPCO, together with other members of CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1996 SWEPCO's short-term borrowing limit from the money pool was approximately $134 million. During 1996, the annual weighted average interest rate on SWEPCO's borrowings was 5.6% and the average amount of SWEPCO short-term borrowings outstanding was $90 million. The maximum amount of SWEPCO short-term borrowings outstanding during 1996 was $133 million, which was the amount outstanding at April 3, 1996.

         INTERNALLY GENERATED FUNDS
         Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. SWEPCO utilizes short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. SWEPCO anticipates that capital requirements for the period 1997 to 1999 will be met, in large part, from internal sources. SWEPCO also anticipates that some external financing will be required during the period, however the nature, timing and extent have not yet been determined (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). Information concerning internally generated funds is presented in the following table.

                                                      1996    1995    1994
                                                     ----------------------
                                                         ($ in millions)

             Internally Generated Funds               $153    $100    $105

             Construction Expenditures Provided
               by Internally Generated Funds           165%     96%    71%

         SALES OF ACCOUNTS RECEIVABLE
         SWEPCO sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provide SWEPCO with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $93 million and $87 million, respectively, in 1996, as compared to $84 million and $72 million, respectively, in 1995.


RECENT DEVELOPMENTS AND TRENDS

         COMPETITION AND INDUSTRY CHALLENGES
         Competitive forces at work in the electric utility industry are impacting SWEPCO and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, SWEPCO will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, SWEPCO will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. SWEPCO believes that, overall, its prices for electricity and the quality and reliability of its service currently place SWEPCO in a position to compete effectively in the energy marketplace (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

       2-129
         Electric industry restructuring and the development of competition in the generation and sale of electric power requires resolution of several important issues, including, but not limited to: (i) who will bear the costs of prudent utility investments or past commitments incurred under traditional cost-of-service regulation that will be uneconomic in a competitive environment, sometimes referred to as stranded costs; (ii) whether all customers have access to the benefits of competition; (iii) how, and by whom, the rules of competition will be established; (iv) what the impact of deregulation will be on conservation, environmental protection and other regulator-imposed programs; and
(v) how transmission system reliability will be ensured. The degree of risk to SWEPCO associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors, including its competitive position and the treatment of stranded costs. Although SWEPCO believes it is in a position to compete effectively in a deregulated, more competitive marketplace, if stranded costs are not recovered from customers, then SWEPCO may be required by existing accounting standards to recognize potentially significant stranded investments losses (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See REGULATORY ACCOUNTING for additional information.

         At the federal level, several bills have been introduced in Congress in the early part of the 1997 legislative session, and recent reports indicate that other bills are likely to be introduced in the near future, which provide for restructuring and/or deregulating the U.S. electric utility industry. These bills will likely cover many different issues including repeal of the Holding Company Act and PURPA, establishment of full retail customer choice, disaggregation of electric utilities and the restructuring of the electric utility industry. States that have considered deregulation have been moving increasingly toward requiring some form of retail competition or retail wheeling. SWEPCO cannot predict when and if it will be subject to one or more of these legislative initiatives, nor can it predict the scope or effect of such legislation on its results of operations or financial condition. For additional information related to such initiatives, see INDUSTRY RESTRUCTURING (ARKANSAS, LOUISIANA AND TEXAS).

         WHOLESALE ELECTRIC COMPETITION IN THE UNITED STATES
         The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. SWEPCO must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While SWEPCO believes that the Energy Policy Act will continue to make the wholesale markets more competitive, SWEPCO is unable to predict whether the Energy Policy Act will adversely impact SWEPCO.

         FERC ORDER 888
         On April 24, 1996, the FERC issued Order 888 which is the final comparable open access transmission rule. The provisions of FERC Order 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under

       2-130
their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same information that their transmission customers rely on to make wholesale purchases and sales. FERC Order 888 reaffirms the FERC's position that utilities are entitled to recover all legitimate, prudent and verifiable stranded costs determined by a formula based upon the revenues lost method through direct assignments charges to departing customers.

         FERC Order 888 requires holding companies to offer single system transmission rates. However, the rule granted the U.S. Electric Operating Companies an exemption permitting an opportunity to propose a solution that provides comparability to all wholesale users. The final rule does suggest that the terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW SPP companies (PSO and SWEPCO). Transmitting utilities in the SPP are under the exclusive jurisdiction of the FERC while most transmitting utilities in ERCOT are under the exclusive jurisdiction of the Texas Commission. These two commissions have different approaches to defining and implementing comparable open access transmission service. CSW is the only holding company that owns operating companies in both ERCOT and the SPP.

         On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with FERC Order 888. On December 31, 1996, the FERC accepted for filing the system-wide tariff to become effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of the FERC and the Texas Commission, but the tariff does not offer a single system rate for transactions due to the different transmission pricing approaches of the FERC and the Texas Commission.

         RETAIL ELECTRIC COMPETITION IN THE UNITED STATES
         Increasing competition in the utility industry has resulted in increasing pressure to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major legislative initiatives which would require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states currently have introduced legislation or are investigating the issue, and several states have already passed legislation which mandates retail choice by a certain date.

         SWEPCO believes that retail competition would not be in the best interests of SWEPCO's customers and security holders unless SWEPCO receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by SWEPCO to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. SWEPCO intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments SWEPCO undertook to serve the public's demand for electricity. For additional information related to retail wheeling, see INDUSTRY RESTRUCTURING (ARKANSAS, LOUISIANA AND TEXAS).

         CSW RESTRUCTURING
         In April 1996, CSW announced organizational and executive changes to help prepare CSW for increased competition and unbundling of the electric utility industry into generation, transmission, distribution and service segments. As a result of these changes, in 1996 CSW functionally reorganized its domestic utility operations into three organizational units which are centrally managed from CSW Services.

         CSW created a power generation business unit to provide energy generation and production services. All phases of management of the U.S. Electric Operating Companies' energy production activities have been consolidated into the power generation business unit. These activities include management of all generating facilities, including nuclear facilities, and fuel procurement.

       2-131
         CSW created an energy delivery business unit to provide services for the long-distance transmission and local distribution of electricity to retail customers, including attendant customer services such as meter reading, billing and accounting. All phases of management of the U.S. Electric Operating Companies' energy delivery activities have been consolidated into the energy delivery business unit.

         CSW created an energy services business unit to provide marketing services, along with new energy efficiency products and services as they become available, to existing and future customers of the U.S. Electric Operating Companies. The energy services unit also manages CSW Communications and EnerShop.

         Functional unbundling of CSW's vertically integrated structure is expected to provide a more competitive organizational structure for CSW. Some employees have been reassigned from the U.S. Electric Operating Companies to CSW Services to provide these centrally managed services.

         Through December 31, 1996, SWEPCO has incurred $2.0 million in connection with the implementation of the 1996 restructuring. Additionally, SWEPCO has reserved approximately $2.7 million for additional expenses associated with the 1996 restructuring, which is expected to be completed by early 1997.

         INDUSTRY RESTRUCTURING IN LOUISIANA
         In October 1996, the Louisiana Commission requested comments on various electric industry restructuring issues in a docket opened in 1995 to consider aspects of competition in the provision of retail electric service. Specifically, the Louisiana Commission requested input from interested parties on its policy statement on the "principles to guide the investigation into whether electric industry restructuring and retail competition are in the public interest." SWEPCO filed comments on this matter in November 1996. The Louisiana Commission has not taken further action in this matter at this time. SWEPCO expects that legislation regarding the restructuring of the Louisiana electric utility industry will be introduced in the upcoming session of the Louisiana legislature. SWEPCO cannot predict whether any such legislation will be enacted and, if enacted, what form such legislation would take.

         INDUSTRY RESTRUCTURING IN ARKANSAS
         To date, no legislation regarding the restructuring of the Arkansas electric utility industry has been introducted in the Arkansas legislature.

         INDUSTRY RESTRUCTURING IN TEXAS
         Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service. In addition, one effect of the amendments is the deregulation of the wholesale bulk power market in ERCOT. However, SWEPCO, as a member of SPP rather than ERCOT, will not be directly impacted.

         After a series of workshops and technical conferences conducted during 1996, the Texas Commission submitted a final Scope of Competition report to the Texas Legislature in January 1997. The final report contains numerous recommendations to the Texas Legislature including requests for additional regulatory authority or clarification of existing authority including, INTER ALIA, authority to certificate electric service resellers, the authority to adopt consumer protection and universal service standards, the authority to determine and allocate stranded costs to all customers, the authority to promote unbundling, the authority to allow alternative forms of regulation, increased authority to address mergers, authority to correct market power abuses, authority over the ERCOT ISO and authority to permit alternative methods for fuel cost recovery. In addition, the final report offers the Texas Legislature four restructuring options. Option 1 maintains the regulatory status quo; Option 2 would permit utilities to voluntarily offer retail access; Option 3 provides for full wholesale competition; and Option 4 provides for full retail competition. The report's final recommendation is for the Texas Legislature to

       2-132
direct the Texas Commission to prepare for full retail competition using a careful and deliberate approach on a timetable to be established by the Texas Legislature, but with no retail access before the year 2000. SWEPCO cannot predict the outcome of these proposals.

         By statute the Texas Commission must submit a report to the 1997 Texas Legislature on "methods or procedures for quantifying the magnitude of stranded investment, procedures for allocating costs, and the acceptable methods of recovering stranded costs." The Texas Commission initiated Project No. 15001 to collect information to prepare the required report. In response to the Texas Commission's order in this Project, SWEPCO filed information on estimates of potential stranded costs.

         The Texas Commission's Project 15002, "Scope of Competition Report," is a report that the Texas Commission is required to present to the Texas Legislature in each odd-numbered year detailing the scope of competition in the electric markets and the impact of competition and industry restructuring on customers. In addition, the report is required to include the Texas Commission's recommendations to the Texas Legislature for further legislation. In June 1996, SWEPCO filed information for the Texas Commission's report.

         In February 1997, a retail competition bill was introduced into the Texas Legislature. As proposed, the bill would: (i) require utilities to file a restructuring plan by January 1, 1998; (ii) require a 15 percent rate reduction for all customers of investor-owned utilities effective September 1, 1997; (iii) allow public schools and universities to seek alternative electric energy suppliers by August 1, 1998; (iv) allow residential and other small customers to seek alternative electric energy suppliers by January 1, 1999; and (v) allow other retail customers to seek alternative electric energy suppliers by January 1, 2000. The proposed bill would also allow utilities to recover stranded costs, but would require a utility to reduce uneconomic investments before recovering any stranded assets. Investor owned utilities would be required to allocate the burden of stranded cost recovery between shareholders and customers, requiring such utilities to write-off some portion of their assets. SWEPCO is unable to predict whether any retail competition legislation will be enacted by the Texas Legislature , and if enacted, the ultimate form such legislation would take.

         EFFECT OF FEDERAL AND STATE RESTRUCTURING INITIATIVES ON SWEPCO SWEPCO cannot predict the form or effect of any federal or state electric utility restructuring initiatives at this time. Federal and/or state electric utility restructuring may cause impairment of significant recorded assets, material reductions of profit margins, and/or increased costs of capital. No assurance can be made that such events would not have a material adverse effect on SWEPCO's results of operations, financial condition or competitive position.

         INTEGRATED RESOURCE PLAN
         On January 31, 1997, SWEPCO filed with the Texas Commission a joint integrated resource plan outlining its future electric needs over a 10-year forecast horizon and the manner in which it proposes to meet those needs.

         The filing indicates additional resources will be needed within the next 10 years. It is anticipated that the initial needs will be met through a mix of energy resource options including purchased power, generation, energy efficiency programs and renewable energy resources.

         This integrated resource plan is significant because this is the first time an electric utility has filed such a plan under the provisions of PURA. In adopting this law, the Texas Legislature required that some type of public participation be incorporated in the planning process. Traditionally, these public participation activities would involve surveys, focus groups or public meetings. SWEPCO chose instead to use a public approach known as Deliberative Polling. Deliberative Polling is designed for the company's customers to develop a truly informed, deliberated opinion, as a way of bringing the customer into the electric utility planning process.

       2-133
         Customers at the poll overwhelmingly determined that a mix of energy resource options was preferable as a means to accomplish several objectives including low cost, reliability, maintenance of the environment and further development of renewable sources. Because of the strong customer interest evidenced in the Deliberative Polls, SWEPCO has instituted targeted purchase goals for renewable energy resources and energy efficiency programs, which, along with the wind resources already on the CSW U.S. Electric System, would constitute the largest renewable installation in Texas and would be a significant contribution toward further development and commercialization of the renewable energy industries. The willingness to pay more per month for renewable resources varied considerably, with 80% of customers willing to pay at least $1 more per month to those willing to pay up to $10 more per month. As a result, SWEPCO is proposing a program of "green power" choices. SWEPCO plans to file a green pricing tariff in 1997 following additional customer consultation and research which will provide a means for those customers who are interested in acquiring a greater portion of their personal consumption from environmentally beneficial generation to exercise that choice. SWEPCO has proposed a pilot program for the installation of rooftop photovoltaic solar systems at schools. These installations will provide a community focus and will contain educational components to teach about renewable resources.

         Action by the Texas Commission on this integrated resource plan filing is expected by mid-1997.

         REGULATORY ACCOUNTING
         Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, SWEPCO has recognized significant regulatory assets and liabilities. Management believes that SWEPCO will continue to meet the criteria for following SFAS No. 71. However, in the event SWEPCO no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required.
For additional information regarding regulatory accounting, No. 71 reference is made to NEW ACCOUNTING STANDARDS and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         SWEPCO STRATEGIC RESPONSES
         SWEPCO has from time to time considered, and expects to consider in the future, various strategies designed to enhance SWEPCO's competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of SWEPCO's generation, transmission and distribution businesses, acquisitions or dispositions of assets or lines of business, and additions to or reductions of franchised service territories. See CSW RESTRUCTURING. SWEPCO may from time to time engage in discussions, either internally or with third parties, regarding one or more of these potential strategies. Those discussions may be subject to confidentiality agreements and SWEPCO's policy generally not to comment on such activities. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or, if one or more does occur, as to the ultimate effect thereof on SWEPCO's results or operations, financial condition or competitive position.

         IMPACT OF COMPETITION
         SWEPCO is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry. As the electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent reliability, availability of capacity, and customer service (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).


       2-134
RATE AND REGULATORY PROCEEDING

      SWEPCO FUEL FACTOR PROCEEDING
         On October 31, 1996, SWEPCO filed with the Texas Commission an Application for Authority to Implement an Interim Surcharge of Fuel Cost Under-Recoveries. SWEPCO proposed to surcharge its customers approximately $10.2 million which included additional interest through the end of the surcharge period.

         On December 20, 1996, SWEPCO filed a motion for authorization to withdraw its above referenced application and to carry over the under-recovered balance to the fuel reconciliation proceeding SWEPCO is required to initiate by June 30, 1997. On December 30, 1996, the Texas Commission issued an order approving SWEPCO's motion for withdrawal. On December 31, 1996, SWEPCO had a Texas jurisdictional under-recovered fuel balance of approximately $10.5 million, including accumulated interest.

         SWEPCO BURLINGTON NORTHERN TRANSPORTATION CONTRACT
         On January 20, 1995, a state district court in Bowie County, Texas, entered judgment in favor of SWEPCO against Burlington Northern in a lawsuit regarding rates charged under two rail transportation contracts for delivery of coal to SWEPCO's Welsh and Flint Creek power plants. The court awarded SWEPCO approximately $72 million covering damages for the period from April 27, 1989 through September 26, 1994, post-judgment interest and attorneys' fees and granted certain declaratory relief requested by SWEPCO. Burlington Northern appealed the state district court's judgment to the Texarkana, Texas Court of Appeals, and on April 30, 1996, that court reversed the judgment of the state district court. On October 14, 1996, SWEPCO filed an application with the Supreme Court to grant a writ of error to review and reverse the judgment of the Texarkana, Texas Court of Appeals. This application is now pending.


MERGER AND ACQUISITION ACTIVITY

         SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana.

         On October 26, 1996, SWEPCO, together with Entergy Gulf States and the Members Committee, which currently represents 8 of the 12 Louisiana member distribution cooperatives that are served by Cajun, filed the Second Amended SWEPCO Plan in the bankruptcy court. Under the Second Amended SWEPCO Plan, a SWEPCO subsidiary or affiliate would acquire all of the non-nuclear assets of Cajun, comprised of the Big Cajun I gas-fired plant, the Big Cajun II coal-fired plant, and related non-nuclear assets, for approximately $780 million in cash, up to an additional $20 million to pay certain other bankruptcy claims and expenses and an additional $7 million to acquire claims of unsecured creditors. In addition, the Second Amended SWEPCO Plan provides for SWEPCO and the Cajun member cooperatives to enter into new 25-year power supply agreements with two wholesale rate options while permitting the Cajun member cooperatives the flexibility to acquire power on the open market when their requirements exceed mutually agreed upon levels of generating capacity available from SWEPCO. In addition, the cooperatives could elect, once every five years, to move from one option to the other. The Second Amended SWEPCO Plan would settle all claims and litigation in the bankruptcy case, including potentially protracted litigation over power supply contract rights.

         The Second Amended SWEPCO Plan amends the Original SWEPCO Plan filed on April 19, 1996 (as amended by the First Amended SWEPCO Plan filed on September 30, 1996) by the Members Committee, SWEPCO and Entergy Gulf States in the bankruptcy court. Under the Original SWEPCO Plan, SWEPCO had proposed to acquire all of the non-nuclear assets of Cajun for approximately $405 million in cash.

       2-135
In addition, under the Original SWEPCO Plan, the Cajun member cooperatives would have made future payments with a net present value ranging from $497 million to $567 million to the RUS of the federal government, Cajun's largest creditor, by using a portion of the cooperatives' future income from their retail customers.

         Two competing plans of reorganization for the non-nuclear assets of Cajun have been filed with the bankruptcy court at about the same time as the filing of the First Amended SWEPCO Plan, one of which offers a higher cash bid price. Under one competing plan, Cajun's non-nuclear assets would be acquired by Louisiana Generating LLC, which would be owned by affiliates of SEI Holding, Inc., NRG Energy, Inc. and Zeigler Coal Holdings Company. Cajun's court appointed trustee in bankruptcy is supporting this plan as well as RUS, Cajun's largest creditor. In addition, Enron Capital & Trade Resources Corp. and the Official Committee of Unsecured Creditors have jointly filed a competing plan of reorganization.

         Confirmation hearings in Cajun's bankruptcy case have been postponed until March 10, 1997 because a Bankruptcy Court ruling on January 7, 1997 disqualified the law firm representing the Members Committee due to an irreconcilable conflict between the firm's representation of both the Members Committee and Southwest Louisiana Electric Membership Corporation. The bankruptcy court postponed the confirmation hearings to allow the Members Committee time to obtain new counsel. At a February 24, 1997 status conference, the bankruptcy court extended the resumption of full confirmation hearings until April 21, 1997.

         Consummation of the Second Amended SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, and the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals in addition to the receipt of their corresponding board approvals. If the Second Amended SWEPCO Plan is confirmed, CSW and SWEPCO expect initially to finance the $807 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external borrowings and internally generated funds.

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

         SWEPCO is subject to various pending claims alleging that it is a PRP under federal or state remedial laws for investigating and cleaning up contaminated property. SWEPCO anticipates that resolution of these claims, individually or in the aggregate, will not have a material adverse effect on SWEPCO's results of operations or financial condition. Although the reasons for this expectation differ from site to site, factors that are the basis for the expectation for specific sites include the volume and/or type of waste allegedly contributed by SWEPCO, the estimated amount of costs allocated to SWEPCO and the participation of other parties. See ITEM 1-BUSINESS and NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES for additional discussion regarding environmental matters.

       2-136


NEW ACCOUNTING STANDARDS

         SFAS NO. 121
         SWEPCO adopted SFAS No. 121 effective January 1, 1996. The statement establishes a two-fold test for identification and quantification of an impaired asset. The adoption of SFAS No. 121 did not have a significant impact on SWEPCO's results of operations or financial condition. Under the current regulatory environment, SWEPCO does not expect SFAS No. 121 to have a significant impact on its results of operation or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, SWEPCO is monitoring the changing conditions facing the electric utility industry.

         SFAS NO. 123
         SFAS No. 123 provides that if stock is granted to an employee or a non-employee in return for services provided to the company, that this stock represents compensation to the recipient. It requires the calculation of a compensation cost, but then allows the company to choose between making the charge to net income or disclosing this information in its notes to its financial statements. See NOTE 11. STOCK-BASED COMPENSATION PLANS. Under prior accounting rules, recognition of compensation for the grant of stock options was not required if the stock price at the time of the grant and the price at which the employee could purchase the stock were the same.

         SFAS NO. 125
         SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control. An entity recognizes assets it controls and derecognizes assets when control has been surrendered and liabilities when they have been extinguished. A transfer of assets in which control of the asset is surrendered is recorded as a sale. Control of an asset is surrendered only when and if certain distinct conditions are met. Likewise, a liability is only extinguished under certain distinct conditions. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and cannot be applied prior to that date. Adoption of this standard will not have a material effect on SWEPCO's results of operations or financial condition.


       2-137
SWEPCO
Statements of Income
Southwestern Electric Power Company
-------------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                            -----------------------------------
                                              1996         1995         1994
                                            ---------    ---------    ---------
                                                        (thousands)
Electric Operating Revenues
    Residential                              $290,020     $278,319     $266,620
    Commercial                                189,954      177,135      173,718
    Industrial                                262,878      246,182      243,518
    Sales for resale                          134,836       94,638      102,723
    Other                                      43,098       40,431       38,717
                                            ---------    ---------    ---------
                                              920,786      836,705      825,296
                                            ---------    ---------    ---------
Operating Expenses and Taxes
    Fuel                                      388,450      318,506      336,389
    Purchased power                            27,160       19,077       20,244
    Other operating                           141,542      121,248      114,299
    Maintenance                                43,742       43,320       42,782
    Depreciation and amortization              91,566       83,272       79,845
    Taxes, other than income                   50,373       45,153       43,512
    Income taxes                               39,870       43,353       42,303
                                            ---------    ---------    ---------
                                              782,703      673,929      679,374
                                            ---------    ---------    ---------

Operating Income                              138,083      162,776      145,922
                                            ---------    ---------    ---------

Other Income and Deductions
    Reserve for utility plant development
      costs, net of tax of $7,885             (21,815)        --           --
    Allowance for equity funds used
      during construction                         325        4,290        3,579
    Other                                         312          178        4,656
                                            ---------    ---------    ---------
                                              (21,178)       4,468        8,235
                                            ---------    ---------    ---------

Income Before Interest Charges                116,905      167,244      154,157
                                            ---------    ---------    ---------

Interest Charges
    Interest on long-term debt                 44,066       44,468       43,395
    Interest on short-term debt
      and other                                 8,381       10,706        7,568
    Allowance for borrowed funds used
      during construction                      (2,098)      (5,044)      (2,518)
                                            ---------    ---------    ---------
                                               50,349       50,130       48,445
                                            ---------    ---------    ---------

Net Income                                     66,556      117,114      105,712
    Preferred stock dividends                   3,053        3,244        3,361
                                            ---------    ---------    ---------
Net Income for Common Stock                   $63,503     $113,870     $102,351
                                            =========    =========    =========











       The accompanying notes to financial statements are an integral part of these statements.
       2-138

SWEPCO
Statements of Retained Earnings
Southwestern Electric Power Company
-------------------------------------------------------------------------
                                         For the Years Ended December 31,
                                         --------------------------------
                                            1996        1995       1994
                                         ---------    --------   --------
                                                     (thousands)

Retained Earnings at Beginning of Year    $302,334    $297,462   $265,071
    Net income for common stock             63,503     113,870    102,351
    Gain/(loss) on reacquisition of
      preferred stock                          (36)          2         40
    Deduct:  Common stock dividends         44,000     109,000     70,000
                                         ---------    --------   --------
Retained Earnings at End of Year          $321,801    $302,334   $297,462
                                         =========    ========   ========









































       The accompanying notes to financial statements are an integral part of these statements.
       2-139

SWEPCO
Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------
                                                      As of December 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
                                                         (thousands)
ASSETS

  Electric Utility Plant
    Production                                     $1,407,134   $1,410,546
    Transmission                                      463,425      435,362
    Distribution                                      844,503      789,884
    General                                           283,878      231,276
    Construction work in progress                      45,374      128,963
                                                   ----------   ----------
                                                    3,044,314    2,996,031
  Less - Accumulated depreciation                   1,192,356    1,116,375
                                                   ----------   ----------
                                                    1,851,958    1,879,656
                                                   ----------   ----------
Current Assets
    Cash and temporary cash investments                 1,879        1,702
    Accounts receivable                                68,140       54,628
    Materials and supplies, at average cost            29,265       30,097
    Fuel inventory, at average cost                    55,775       73,276
    Accumulated deferred income taxes                    --          4,636
    Under-recovered fuel costs                          9,120         --
    Prepayments and other                              13,499       14,109
                                                   ----------   ----------
                                                      177,678      178,448
                                                   ----------   ----------

Deferred Charges and Other Assets                      69,520       58,615
                                                   ----------   ----------
                                                   $2,099,156   $2,116,719
                                                   ==========   ==========
























       The accompanying notes to financial statements are an integral part of these statements.
       2-140

SWEPCO
Balance Sheets
Southwestern Electric Power Company
--------------------------------------------------------------------------
                                                      As of December 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
CAPITALIZATION AND LIABILITIES                            (thousands)
Capitalization
    Common stock:   $18 par value
        Authorized:   7,600,000 shares
        Issued and outstanding: 7,536,640 shares     $135,660     $135,660
    Paid-in capital                                   245,000      245,000
    Retained earnings                                 321,801      302,334
                                                   ----------   ----------
        Total Common Stock Equity                     702,461      682,994
                                                   ----------   ----------
    Preferred stock
        Not subject to mandatory redemption            16,032       16,032
        Subject to mandatory redemption                32,464       33,628
    Long-term debt                                    597,151      598,951
                                                   ----------   ----------
        Total Capitalization                        1,348,108    1,331,605
                                                   ----------   ----------

Current Liabilities
    Long-term debt and preferred stock due
      within twelve months                              3,760        5,099
    Advances from affiliates                           57,495      101,228
    Accounts payable                                   48,826       34,717
    Payables to affiliates                             68,708       52,474
    Over-recovered fuel cost                             --          8,923
    Customer deposits                                  10,497       11,027
    Accrued taxes                                      25,241       25,268
    Accumulated deferred income taxes                   4,162         --
    Accrued interest                                   14,782       17,894
    Other                                              27,449       30,525
                                                   ----------   ----------
                                                      260,920      287,155
                                                   ----------   ----------
Deferred Credits
    Accumulated deferred income taxes                 372,552      377,245
    Investment tax credits                             71,507       76,237
    Income tax related regulatory
      liabilities, net                                 36,106       37,363
    Other                                               9,963        7,114
                                                   ----------   ----------
                                                      490,128      497,959
                                                   ----------   ----------

                                                   $2,099,156   $2,116,719
                                                   ==========   ==========














       The accompanying notes to financial statements are an integral part of these statements.
       2-141

SWEPCO
Statements of Cash Flows
Southwestern Electric Power Company
------------------------------------------------------------------------------
                                               For the Years Ended December 31,
                                               -------------------------------
                                                  1996      1995        1994
                                               ---------  ---------  ---------
                                                         (thousands)
OPERATING ACTIVITIES
    Net Income                                   $66,556   $117,114   $105,712
    Non-cash Items Included in Net Income
        Depreciation and amortization            101,204     93,624     89,646
        Restructuring charges                      2,652       (582)    (4,978)
        Deferred income taxes and investment
          tax credits                             (1,881)     1,501     17,970
        Allowance for equity funds used
          during construction                       (325)    (4,290)    (3,579)
        Reserve for utility plant development
          costs                                   29,590       --         --
        Inventory reserve                          1,632       --         --
    Changes in Assets and Liabilities
        Accounts receivable                      (13,512)      (284)   (29,981)
        Fuel inventory                            17,501    (11,575)   (12,214)
        Accounts payable                          12,253     (3,303)        (4)
        Payables to affiliates                    16,234     11,735     44,172
        Accrued taxes                                (27)   (17,844)   (14,845)
        Accrued restructuring charges               --       (1,110)   (11,694)
        Over- and under-recovered fuel costs     (18,043)    (3,277)     9,842
        Other deferred credits                     2,849     (4,521)    (1,662)
        Other                                    (16,758)       636    (10,264)
                                               ---------  ---------  ---------
                                                 199,925    213,512    178,121
                                               ---------  ---------  ---------
INVESTING ACTIVITIES
    Construction expenditures                    (92,737)  (105,193)  (146,865)
    Allowance for borrowed funds used
      during construction                         (2,098)    (5,044)    (2,518)
    Sale of electric utility plant and other      (5,412)    (4,393)    (4,980)
                                               ---------  ---------  ---------
                                                (100,247)  (114,630)  (154,363)
                                               ---------  ---------  ---------
FINANCING ACTIVITIES
    Proceeds from sale of long-term debt          79,346       --         --
    Reacquisition of long-term debt              (83,334)      --       (5,475)
    Redemption of preferred stock                 (1,236)    (1,198)    (1,160)
    Retirement of long-term debt                  (3,901)    (3,600)    (3,213)
    Change in advances from affiliates           (43,734)    19,360     54,004
    Payment of dividends                         (46,642)  (113,038)   (73,341)
                                               ---------  ---------  ---------
                                                 (99,501)   (98,476)   (29,185)
                                               ---------  ---------  ---------

Net Change in Cash and Cash Equivalents              177        406     (5,427)
Cash and Cash Equivalents at Beginning of Year     1,702      1,296      6,723
                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Year          $1,879     $1,702     $1,296
                                               =========  =========  =========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized       $53,231    $46,243    $45,260
                                               =========  =========  =========
    Income taxes paid                            $35,549    $28,079    $36,632
                                               =========  =========  =========





       The accompanying notes to financial statements are an integral part of these statements.
       2-142

SWEPCO
Statements of Capitalization
Southwestern Electric Power Company
-------------------------------------------------------------------------------
                                                           As of December 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
                                                               (thousands)
COMMON STOCK EQUITY                                        $702,461    $682,994
                                                         ----------  ----------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 1,860,000 shares
                          Number        Current
                          of Shares     Redemption
Series                    Outstanding   Price
--------------------------------------------------
Not Subject to Mandatory Redemption
          5.00%            75,000        $109.00              7,500       7,500
          4.65%            25,000        $102.75              2,500       2,500
          4.28%            60,000        $103.90              6,000       6,000
Premium                                                          32          32
                                                         ----------  ----------
                                                             16,032      16,032
                                                         ----------  ----------
Subject to Mandatory Redemption
          6.95%           340,000        $104.64             34,000      35,200
Issuance Expense                                               (336)       (372)
Amount to be redeemed within one year                        (1,200)     (1,200)
                                                         ----------  ----------
                                                             32,464      33,628
                                                         ----------  ----------

LONG-TERM DEBT
First Mortgage Bonds
    Series V, 7 3/4%, due June 1, 2004                       40,000      40,000
    Series W, 6 1/8%, due September 1, 1999                  40,000      40,000
    Series X, 7%, due September 1, 2007                      90,000      90,000
    Series Y, 6 5/8%, due February 1, 2003                   55,000      55,000
    Series Z, 7 1/4%, due July 1, 2023                       45,000      45,000
    Series AA, 5 1/4%, due April 1, 2000                     45,000      45,000
    Series BB, 6 7/8%, due October 1, 2025                   80,000      80,000
    1976 Series A, 6.20%, due November 1, 2006*
      (Siloam Springs)                                        6,375       6,520
    1976 Series B, 6.20%, due November 1, 2006*
      (Siloam Springs)                                        1,000       1,000
Installment Sales Agreements - PCRBs
    1978 Series A, 6%, due January 1, 2008
      (Titus County)                                         14,420      14,420
    Series 1986, 8.2%, due July 1, 2014 (Sabine)               --        81,700
    1991 Series A, 8.2%, due August 1, 2011
      (Titus County)                                         17,125      17,125
    1991 Series B, 6.9%, due November 1, 2004
      (Titus County)                                         12,290      12,290
    Series 1992, 7.6%, due January 1, 2019 (DeSoto)          53,500      53,500
    Series 1996, 6.1%, due April 1, 2018 (Sabine)            81,700        --
Bank Loan, Variable Rate, due June 15, 2000                  50,000      50,000
Railcar lease obligations                                    10,242      13,996
Unamortized discount and premium                                903         373
Unamortized costs of reacquired debt                        (42,844)    (43,074)
Amount to be redeemed within one year                        (2,560)     (3,899)
                                                         ----------  ----------
                                                            597,151     598,951
                                                         ----------  ----------
TOTAL CAPITALIZATION                                     $1,348,108  $1,331,605
                                                         ==========  ==========

*Obligations incurred in connection with the sale by public authorities of tax-exempt PCRBs.

       The accompanying notes to financial statements are an integral part of these statements.
       2-143

SOUTHWESTERN ELECTRIC POWER COMPANY
NOTES TO FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         See CSW's NOTE 1.

2.      LITIGATION AND REGULATORY PROCEEDINGS
         See CSW's NOTE 2.

3.      COMMITMENTS AND CONTINGENT LIABILITIES
         See CSW's NOTE 3.

4.      INCOME TAXES
         See CSW's NOTE 4.

5.      BENEFIT PLANS
         See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
         See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
         See CSW's NOTE 7.

8.      LONG-TERM DEBT
         See CSW's NOTE 8.

9.      PREFERRED STOCK
         See CSW's NOTE 9.

10.     SHORT-TERM FINANCING
         See CSW's NOTE 10.

11.     STOCK BASED COMPENSATION PLANS
         See CSW's NOTE 12.




       2-144



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF SOUTHWESTERN ELECTRIC POWER
COMPANY:

         We have audited the accompanying balance sheets and statements of capitalization of Southwestern Electric Power Company (a Delaware corporation and a wholly owned subsidiary of Central and South West Corporation) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Southwestern Electric Power Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Electric Power Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II and Exhibit 12 are presented for purposes of complying with Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule and exhibit have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Dallas, Texas
February 28, 1997



       2-145


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

         The financial statements have been audited by SWEPCO's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. SWEPCO believes that representations made to the independent public accountants during its audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

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

         SWEPCO believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1996.




Michael D. Smith                                         R. Russell Davis
President - SWEPCO                                       Controller - SWEPCO



       2-146






                          WEST TEXAS UTILITIES COMPANY

       2-147



SELECTED FINANCIAL DATA

         The following selected financial data for each of the five years ended December 31 is provided to highlight significant trends in the financial condition and results of operations for WTU. Certain financial statement items for prior years have been reclassified to conform to the most recent period presented.

                                   ------------------------------------------------
                                   1996 (1)    1995      1994    1993 (2)    1992
                                             (thousands, except ratio data)
INCOME STATEMENT DATA
Revenues                           $377,057  $319,835  $342,991  $345,445  $315,370
Income before cumulative effect
  of changes in accounting
  principles                         16,571    34,530    37,366    26,517    35,007
Net income  for common stock         16,307    34,266    36,914    29,329    33,556

BALANCE SHEET DATA
Assets                              810,379   815,614   771,977   754,443   744,829
Long-term obligations (3)           275,070   273,245   210,047   176,882   221,147
Capitalization Ratios
   Common stock equity                 48.2%     48.7%     55.7%     59.2%     54.0%
   Preferred stock                      1.2       1.2       1.3       1.4       3.2
   Long-term debt                      50.6      50.1      43.0      39.4      42.8

Ratio of earnings to fixed charges     2.05      2.63      3.37      2.79 (4)  3.22
(SEC Method)

(1) Earnings in 1996 reflect a $10.9 million one-time charge, net of tax, associated with certain investments for plant sites, engineering studies and lignite reserves.
(2) Earnings in 1993 were significantly affected by restructuring charges and the $4 million cumulative effect of changes in accounting principles. Pro forma amounts, assuming that the change in accounting for unbilled revenues had been adopted retroactively, are not materially different from amounts reported for prior years and therefore have not been restated.
(3) Long-term obligations includes long-term debt and, for 1991, also preferred stock subject to mandatory redemption.
(4) Ratio of earnings to fixed charges for 1993 was calculated before cumulative effect of change in accounting principles.


       2-148


WEST TEXAS UTILITIES COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

         Reference is made to WTU's Financial Statements and related Notes to Financial Statements and Selected Financial Data. The information contained therein should be read in conjunction with, and is essential to understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

        OVERVIEW
         Net income for common stock was $16 million in 1996, which represents a 52% decrease when compared to 1995. The decrease resulted primarily from a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax. Also contributing to the decrease were increased other operating expenses, restructuring charges, and increased depreciation and amortization. Partially offsetting the decrease in net income for common stock was an increase in non-fuel revenues. Although the initial after-tax effect of the WTU 1995 Stipulation and Agreement, recorded in the third quarter of 1995, had an immaterial effect on net income for common stock, it did have an impact on other income statement items as discussed below. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         ELECTRIC OPERATING REVENUES
         Electric operating revenues increased approximately $57.2 million in 1996 when compared to the prior year. The increase was attributable primarily to an increase in fuel revenues as well as a one-time $21 million base rate refund made pursuant to the WTU 1995 Stipulation and Agreement. Also contributing to the variance was a $14.3 million increase in non-fuel revenues resulting from a 5% increase in KWH sales due to additional weather-related demand as well as increased customer demand. Partially offsetting this increase in non-fuel revenues was a $6.0 million reduction reflecting the lower rates implemented in accordance with the WTU 1995 Stipulation and Agreement.

         FUEL
         Fuel expenses were $132.0 million in 1996, which represented an increase of 7% when compared to 1995 fuel expenses of $123.7 million. The increase was primarily attributable to a 10% increase in average unit fuel costs from $1.83 per MMbtu in 1995 to $2.02 per MMbtu in 1996 due largely to higher spot gas market prices. The increase was partially offset by lower coal costs resulting from resolution of coal transportation litigation as well as purchases of lower priced spot market coal.

         PURCHASED POWER EXPENSES
         Purchased power expenses increased approximately $20.8 million during 1996 when compared with 1995, primarily as a result of increased economy energy purchases at a higher cost per MWH.

         OTHER OPERATING
         Other operating expenses increased approximately $3.3 million during 1996 when compared to 1995. The increase was primarily due to increased expenses associated with regulatory activity, increased employee-related expenses, increased expenses associated with accounts receivable factoring due to higher revenues, and the amortization of a regulatory asset for rate case expenses in accordance with the WTU 1995 Stipulation and Agreement.


       2-149
         RESTRUCTURING
         As previously discussed, during 1996, the CSW System began implementation of organizational and executive changes. Although implementation will not be complete until early 1997, WTU recorded its portion of the estimated cost of the implementation, $1.8 million, during 1996. In 1995, WTU established a $13.2 million regulatory asset for previously expensed restructuring costs in accordance with the WTU 1995 Stipulation and Agreement.

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expenses increased approximately $6.5 million during 1996 when compared to the prior year due primarily to the accelerated amortization of Oklaunion deferred costs and amortization of a regulatory asset for restructuring costs, both in accordance with the WTU 1995 Stipulation and Agreement. Also contributing to the increase were additions to depreciable property.

         INCOME TAXES
         Income taxes increased approximately $9.8 million when compared with 1995 due primarily to a reduction of $6.9 million of deferred income taxes in accordance with the WTU 1995 Stipulation and Agreement recorded in 1995 and prior year tax adjustments recorded in 1996.

         OTHER INCOME AND DEDUCTIONS
         Other income decreased approximately $9.8 million in 1996 due primarily to a one-time charge associated with certain investments for plant sites, engineering studies and lignite reserves of approximately $10.9 million, net of tax.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

         OVERVIEW
         Net income for common stock was $34 million in 1995, which represented a 7% decrease when compared to 1994. The decrease was due primarily to increased depreciation, a prior year tax adjustment, and an increase in interest charges on long-term debt. These effects were partially offset by decreases in other operating, maintenance, and federal income tax expenses.

         ELECTRIC OPERATING REVENUES
         Electric operating revenues decreased approximately $23.2 million 1995 when compared to the prior year. The decrease was attributable primarily to a one-time $21 million base rate refund and reductions in retail base rates made pursuant to the WTU 1995 Stipulation and Agreement. Also contributing to the decline in revenues were decreases in transmission equalization revenues and other miscellaneous non-KWH related revenues. These decreases were partially offset by increases in sales to a major new wholesale customer.

         FUEL
         Fuel expenses were $123.7 million in 1995, which represented a decrease of 6% when compared to 1994 fuel expenses of $131.3 million. The decrease was primarily attributable to a 3% decrease in average unit fuel costs from $1.88 per MMbtu in 1994 to $1.83 per MMbtu in 1995 due largely to lower spot gas market prices brought about by weak demand and excess gas storage. Also contributing to the decreased fuel expense was increased plant efficiencies in 1995 which resulted in less fuel required per KWH generated.

         PURCHASED POWER EXPENSES
         Purchased power expenses increased approximately $5.9 million during 1995 when compared with 1994, primarily due to additional energy purchases made to serve the increased load resulting from the addition of a wholesale customer and increased economy purchases.


       2-150


         OTHER OPERATING
         Other operating expenses decreased approximately $2.6 million during 1995 when compared to 1994. The decrease was primarily due to the realization of savings resulting from cost containment efforts and decreased environmental expenditures. Partially offsetting these decreases were increases in transmission expenses associated with the completion and placement in service of a new HVdc tie in 1995, increased employee-related costs and increased telecommunications expenses.

         RESTRUCTURING
         Restructuring charges of $15.2 million in 1993, were subsequently decreased $2 million in 1994 and $0.4 million in 1995. The recording of a $13.2 million regulatory asset during 1995 in accordance with the WTU 1995 Stipulation and Agreement for previously recorded costs associated with the restructuring reduced 1995 restructuring costs.

         MAINTENANCE
         Maintenance expense in 1995 decreased from 1994 by approximately $1 million or 7% due primarily to decreased production maintenance resulting from non-recurring plant overhauls in 1994 and savings resulting from cost containment efforts.

         DEPRECIATION AND AMORTIZATION
         Depreciation and amortization expenses increased approximately $1.7 million during 1995 when compared to the prior year due primarily to increases in depreciable property.

         INCOME TAXES
         Income taxes decreased approximately $12.4 million or 69% in 1995 when compared with 1994 due primarily to a reduction of $6.9 million of deferred income taxes in accordance with the WTU 1995 Stipulation and Agreement and lower pre-tax income.

         OTHER INCOME AND DEDUCTIONS
         Other income decreased approximately $4.7 million in 1995 due primarily to an adjustment for parent company tax benefits.

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

         CONSTRUCTION EXPENDITURES
         WTU maintains a continuing construction program, the nature and extent of which is based upon current and estimated future demands upon the system. Planned construction expenditures for WTU for the next three years are primarily to improve and expand distribution facilities and will be funded primarily through internally generated funds. These improvements will be required to meet the anticipated needs of new customers and the growth in the requirements of existing customers. Construction expenditures, including AFUDC, for WTU were approximately $44 million in 1996, $45 million in 1995, and $42 million in 1994. WTU's estimated total construction expenditures, including AFUDC, for the years 1997 through 1999 are presented in the following table (The foregoing statement

       2-151
constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

                        CONSTRUCTION EXPENDITURES

                            1997     1998     1999     Total
                           ----------------------------------
                                      (millions)

         Generation           $3       $3       $3       $9
         Transmission          6       14       10       30
         Distribution         19       19       20       58
         Other                 5        5        5       15
                           ----------------------------------
                             $33      $41      $38     $112
                           ----------------------------------

          The U.S. Electric Operating Companies plan to dismantle certain power plant properties during late 1997 and 1998. Dismantling includes the removal, disposal and/or salvage of retired equipment and ancillary buildings. None of the units to be dismantled is included in WTU's 1996 aggregate capability. The depreciation rates of the U.S. Electric Operating Companies include a component for net removal cost and therefore are being recovered from customers currently through rates. As a result, actual dismantling of these units will not have a material impact on net income. Current estimates of capital resources that will be required by the U.S. Electric Operating Companies to dismantle these units range from $10 million to $15 million and WTU's share of such costs are not reflected in the above construction numbers. It is anticipated that a request for bids will be issued by mid 1997.

         Although WTU does not believe that it will require substantial additions of generating capacity over the next several years, the U.S. Electric System's internal resource plan presently anticipates any additional capacity needs will come from a variety of sources, including power purchases. Therefore, during 1996, WTU recorded reserves and write-offs in the amount of $10.9 million, net of tax, for certain investments in plant sites, engineering studies and lignite reserves. Refer to INTEGRATED RESOURCE PLAN for additional information regarding future capacity needs.

         INFLATION
         Annual inflation rates, as measured by the national Consumer Price Index, have averaged approximately 2.8% for the three-year period ending December 31, 1996. WTU believes that inflation, at this level, does not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

         LONG-TERM FINANCING
         As of December 31, 1996, the capitalization ratios of WTU were 48% common stock equity, 1% preferred stock and 51% long-term debt. WTU's embedded cost of long-term debt was 6.71% at December 31, 1996. WTU is committed to maintaining financial flexibility through a strong capital structure and favorable securities ratings in order to access the capital markets opportunistically or when required. See CSW's ITEM 7-MD&A for WTU's securities' ratings.

         In August 1996, $63.3 million of Red River, 6.0%, Series 1996 PCRBs were issued for the benefit of CPL, PSO and WTU. The proceeds from this issuance were used to refund the $63.3 million of Red River, 7 7/8%, Series 1984 PCRBs. WTU's portion of this issuance was $44.3 million.

         SHORT-TERM FINANCING
         WTU, together with other members of the CSW System, has established a CSW System money pool to coordinate short-term borrowings. These loans are unsecured demand obligations at rates approximating the CSW System's commercial paper borrowing costs. At December 31, 1996 WTU's short-term borrowing limit from the money pool was approximately $57 million. During 1996, the annual

       2-152
weighted average interest rate on WTU borrowings was 5.6% and the average amount of WTU short-term borrowings outstanding was $15 million. The maximum amount of WTU short-term borrowings outstanding during 1996 was $44 million, which was the amount outstanding at April 2, 1996.

         INTERNALLY GENERATED FUNDS
         Internally generated funds consist of cash flows from operating activities less common and preferred stock dividends. WTU uses short-term debt to meet fluctuations in working capital requirements due to the seasonal nature of energy sales. During 1993 and 1994, WTU experienced several non-recurring transactions that resulted in negative internally generated funds in 1994, including the refinancing of Series G and Series H FMBs with Series S FMBs which occurred between December 1993 and February 1994. This refinancing caused an abnormally high accounts payable balance to affiliates at December 31, 1993 which was subsequently reduced by the issuance of Series S FMBs in February 1994, resulting in the appearance of a large out flow of cash from operating funds. WTU anticipates that capital requirements for the period 1997 to 1999 may be met, in large part, from internal sources. WTU also expects that some external financings will be required during the period, but the nature, timing and extent have not yet been determined (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). Information concerning internally generated funds is presented in the following table.
                                                 1996      1995     1994
                                                 -----------------------
                                                     ($ in millions)

        Internally Generated Funds                $52      $12      ($4)

        Construction Expenditures Provided
          by Internally Generated Funds           121%      27%      --

         SALES OF ACCOUNTS RECEIVABLE
         WTU sells its billed and unbilled accounts receivable, without recourse, to CSW Credit. The sales provide WTU with cash immediately, thereby reducing working capital needs and revenue requirements. The average and year end amounts of accounts receivable sold were $36 million and $37 million, respectively, in 1996, as compared to $33 million and $28 million, respectively, in 1995.


RECENT DEVELOPMENTS AND TRENDS

         COMPETITION AND INDUSTRY CHALLENGES
         Competitive forces at work in the electric utility industry are impacting WTU and electric utilities generally. Increased competition facing electric utilities is driven by complex economic, political and technological factors. These factors have resulted in legislative and regulatory initiatives that are likely to result in even greater competition at both the wholesale and retail level in the future. As competition in the industry increases, WTU will have the opportunity to seek new customers and at the same time be at risk of losing customers to other competitors. Additionally, WTU will continue to compete with suppliers of alternative forms of energy, such as natural gas, fuel oil and coal, some of which may be cheaper than electricity. WTU believes that, overall, its prices for electricity and the quality and reliability of its service currently places WTU in a position to compete effectively in the energy marketplace (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         Electric industry restructuring and the development of competition in the generation and sale of electric power requires resolution of several important issues, including, but not limited to: (i) who will bear the costs of prudent utility investments or past commitments incurred under traditional

       2-153
cost-of-service regulation that will be uneconomic in a competitive environment, sometimes referred to as stranded costs; (ii) whether all customers have access to the benefits of competition; (iii) how, and by whom, the rules of competition will be established; (iv) what the impact of deregulation will be on conservation, environmental protection and other regulator-imposed programs; and
(v) how transmission system reliability will be ensured. The degree of risk to WTU associated with various federal and state restructuring proposals aimed at resolving any or all of these issues will vary depending on many factors, including their competitive position and the treatment of stranded costs. Although WTU believes it is in a position to compete effectively in a deregulated, more competitive marketplace, if stranded costs are not recovered from customers, then WTU may be required by existing accounting standards to recognize potentially significant stranded investments losses (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). See REGULATORY ACCOUNTING for additional information.

         At the federal level, several bills have been introduced in Congress in the early part of the 1997 legislative session, and recent reports indicate that other bills are likely to be introduced in the near future, which provide for restructuring and/or deregulating the U.S. electric utility industry. These bills will likely cover many different issues including repeal of the Holding Company Act and PURPA, establishment of full retail customer choice, disaggregation of electric utilities and the restructuring of the electric utility industry. States that have considered deregulation have been moving increasingly toward requiring some form of retail competition or retail wheeling. WTU cannot predict when and if it will be subject to one or more of these legislative initiatives, nor can it predict the scope or effect of such legislation on its results of operations or financial condition. For additional information related to such initiatives, see INDUSTRY RESTRUCTURING IN TEXAS.

         WHOLESALE ELECTRIC COMPETITION IN THE UNITED STATES
         The Energy Policy Act, which was enacted in 1992, significantly alters the way in which electric utilities compete. The Energy Policy Act created exemptions from regulation under the Holding Company Act and permits utilities, including registered utility holding companies and non-utility companies, to own EWGs. EWGs are a new category of non-utility wholesale power producers that are free from most federal and state regulation, including restrictions under the Holding Company Act. These provisions enable broader participation in wholesale power markets by reducing regulatory hurdles to such participation. The Energy Policy Act also allows the FERC, on a case-by-case basis and with certain restrictions, to order wholesale transmission access and to order electric utilities to enlarge their transmission systems. A FERC order requiring a transmitting utility to provide wholesale transmission service must include provisions generally that permit the utility to recover from the FERC applicant all of the costs incurred in connection with the transmission services and any enlargement of the transmission system and associated services. Wholesale energy markets, including the market for wholesale electric power, have been increasingly competitive since enactment of the Energy Policy Act. WTU must compete in the wholesale energy markets with other public utilities, cogenerators, qualifying facilities, EWGs and others for sales of electric power. While WTU believes that the Energy Policy Act will continue to make the wholesale markets more competitive, WTU is unable to predict whether the Energy Policy Act will adversely impact WTU.

         FERC ORDER 888
         On April 24, 1996, the FERC issued Order 888 which is the final comparable open access transmission rule. The provisions of FERC Order 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same information that their transmission customers rely on to make wholesale purchases and sales. FERC Order 888 reaffirms the FERC's position that utilities are entitled to recover all legitimate, prudent and verifiable stranded costs determined by a formula based upon the revenues lost method through direct assignments charges to departing customers.

       2-154
         FERC Order 888 requires holding companies to offer single system transmission rates. However, the rule granted the U.S. Electric Operating Companies an exemption permitting an opportunity to propose a solution that provides comparability to all wholesale users. The final rule does suggest that the terms and conditions for the CSW ERCOT companies (CPL and WTU) would be permitted to differ from those offered by the CSW SPP companies (PSO and SWEPCO). Transmitting utilities in the SPP are under the exclusive jurisdiction of the FERC while most transmitting utilities in ERCOT are under the exclusive jurisdiction of the Texas Commission. These two commissions have different approaches to defining and implementing comparable open access transmission service. CSW is the only holding company that owns operating companies in both ERCOT and the SPP.

         On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with FERC Order 888. On December 31, 1996, the FERC accepted for filing the system-wide tariff to become effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of the FERC and the Texas Commission, but the tariff does not offer a single system rate for transactions due to the different transmission pricing approaches of the FERC and the Texas Commission. Reference is made to INDUSTRY RESTRUCTURING IN TEXAS for information related to the transmission pricing approach rules that the Texas Commission adopted during 1996 (Project No. 14045).

         RETAIL ELECTRIC COMPETITION IN THE UNITED STATES
         Increasing competition in the utility industry has resulted in increasing pressure to stabilize or reduce rates. The retail regulatory environment is beginning to shift from traditional rate base regulation to incentive regulation. Incentive rate and performance-based plans encourage efficiencies and increased productivity while permitting utilities to share in the results. Retail wheeling, a major legislative initiatives which would require utilities to "wheel" or move power from third parties to their own retail customers, is evolving gradually. Many states currently have introduced legislation or are investigating the issue, and several states have already passed legislation which mandates retail choice by a certain date.

         WTU believes that retail competition would not be in the best interests of WTU's customers and security holders unless WTU receives fair recovery of the full amounts previously invested to finance power plants. These investments, which were reasonably incurred, were made by WTU to meet its obligation to serve the public interest, necessity and convenience. This obligation has existed for nearly a century and remains in force under current law. WTU intends to strongly oppose attempts to impose retail competition without just compensation for the risks and investments WTU undertook to serve the public's demand for electricity. For additional information related to retail wheeling, see INDUSTRY RESTRUCTURING IN TEXAS.

         CSW RESTRUCTURING
         In April 1996, CSW announced organizational and executive changes to help prepare CSW for increased competition and unbundling of the electric utility industry into generation, transmission, distribution and service segments. As a result of these changes, in 1996 CSW functionally reorganized its domestic utility operations into three organizational units which are centrally managed from CSW Services.

         CSW created a power generation business unit to provide energy generation and production services. All phases of management of the U.S. Electric Operating Companies' energy production activities have been consolidated into the power generation business unit. These activities include management of all generating facilities, including nuclear facilities, and fuel procurement.

         CSW created an energy delivery business unit to provide services for the long-distance transmission and local distribution of electricity to retail customers, including attendant customer services such as meter reading, billing and accounting. All phases of management of the U.S. Electric Operating Companies' energy delivery activities have been consolidated into the energy delivery business unit.

       2-155
         CSW created an energy services business unit to provide marketing services, along with new energy efficiency products and services as they become available, to existing and future customers of the U.S. Electric Operating Companies. The energy services unit also manages CSW Communications and EnerShop.

         Functional unbundling of CSW's vertically integrated structure is expected to provide a more competitive organizational structure for CSW. Some employees have been reassigned from the U.S. Electric Operating Companies to CSW Services to provide these centrally managed services.

         Through December 31, 1996, WTU has incurred $1.0 million in connection with the implementation of the 1996 restructuring. Additionally, WTU has reserved approximately $0.8 million for additional expenses associated with the 1996 restructuring, which is expected to be completed by early 1997.

         INDUSTRY RESTRUCTURING IN TEXAS
         Amendments to PURA, the legal foundation of electric regulation in Texas, became effective on September 1, 1995. Among other things, the amendments deregulate the wholesale bulk power market in ERCOT, permit pricing flexibility for utilities facing competitive challenges, provide for a market-driven integrated resource planning process and mandate comparable open access transmission service.

         PURA also required that the Texas Commission adopt a rule on comparable open transmission access by March 1, 1996. In conjunction with this rulemaking proceeding (Project No. 14045), the chairman of the Texas Commission issued a proposal on September 6, 1995, for the purpose of maximizing competition in the ERCOT wholesale bulk power market. The proposal calls for the functional unbundling of integrated utilities where distribution entities could purchase their power requirements from any generator or set of generators in ERCOT. Those generators which are currently regulated would be deregulated after provisions are in place to recover stranded costs. The proposal was assigned a separate proceeding (Project No. 15000) and after a series of workshops and technical conferences conducted during 1996, the Texas Commission submitted a final Scope of Competition report to the Texas Legislature in January 1997. The final report contains numerous recommendations to the Texas Legislature including requests for additional regulatory authority or clarification of existing authority including, INTER ALIA, authority to certificate electric service resellers, the authority to adopt consumer protection and universal service standards, the authority to determine and allocate stranded costs to all customers, the authority to promote unbundling, the authority to allow alternative forms of regulation, increased authority to address mergers, authority to correct market power abuses, authority over the ERCOT ISO and authority to permit alternative methods for fuel cost recovery. In addition, the final report offers the Texas Legislature four restructuring options. Option 1 maintains the regulatory status quo; Option 2 would permit utilities to voluntarily offer retail access; Option 3 provides for full wholesale competition; and Option 4 provides for full retail competition. The report's final recommendation is for the Texas Legislature to direct the Texas Commission to prepare for full retail competition using a careful and deliberate approach on a timetable to be established by the Texas Legislature, but with no retail access before the year 2000. WTU cannot predict the outcome of these proposals.

         On February 7, 1996, the Texas Commission adopted a rule governing transmission access and pricing (Project No. 14045). The pricing method adopted by the Texas Commission is a hybrid combination of an ERCOT-wide postage stamp rate covering 70% of total ERCOT transmission costs and a distance-sensitive component referred to as a vector-absolute megawatt mile which recovers the remaining 30% of ERCOT transmission costs. The open access tariffs filed with the FERC on February 9, 1996 did not reflect Project No. 14045 pricing. However, on November 1, 1996, WTU filed tariffs with the FERC in accordance with FERC Order 888 that do conform to the Texas Commission's rule. See FERC ORDER 888 for additional information regarding the transmission pricing rules prescribed by FERC.

         By statute the Texas Commission must submit a report to the 1997 Texas Legislature on "methods or procedures for quantifying the magnitude of stranded investment, procedures for allocating costs, and the acceptable methods of recovering stranded costs." The Texas Commission initiated Project No. 15001 to collect information to prepare the required report. In response to the Texas

       2-156
Commission's order in this Project, WTU filed information on estimates of potential stranded costs.

         The Texas Commission's Project 15002, "Scope of Competition Report," is a report that the Texas Commission is required to present to the Texas Legislature in each odd-numbered year detailing the scope of competition in the electric markets and the impact of competition and industry restructuring on customers. In addition, the report is required to include the Texas Commission's recommendations to the Texas Legislature for further legislation. In June 1996, WTU filed information for the Texas Commission's report.

         In February 1997, a retail competition bill was introduced into the Texas Legislature. As proposed, the bill would (i) require utilities to file a restructuring plan by January 1, 1998; (ii) require a 15 percent rate reduction for all customers of investor-owned utilities effective September 1, 1997; (iii) allow public schools and universities to seek alternative electric energy suppliers by August 1, 1998; (iv) allow residential and other small customers to seek alternative electric energy suppliers by January 1, 1999; and (v) allow other retail customers to seek alternative electric energy suppliers by January 1, 2000. The proposed bill would also allow utilities to recover stranded costs, but would require a utility to reduce uneconomic investments before recovering any stranded assets. Investor owned utilities would be required to allocate the burden of stranded cost recovery between shareholders and customers, requiring such utilities to write-off some portion of their assets. WTU is unable to predict whether any retail competition legislation will be enacted by the Texas Legislature, and if enacted, the ultimate form such legislation would take.

         EFFECT OF FEDERAL AND STATE RESTRUCTURING INITIATIVES ON WTU
         WTU cannot predict the form or effect of any federal or state electric utility restructuring initiatives at this time. Federal and/or state electric utility restructuring may cause impairment of significant recorded assets, material reductions of profit margins, and/or increased costs of capital. No assurance can be made that such events would not have a material adverse effect on WTU's results of operations, financial condition or competitive position.

         INDEPENDENT SYSTEM OPERATOR PLAN
         In June 1996, CSW, including CPL and WTU, and more than 20 other parties, including other investor-owned utilities, municipal power companies, electric cooperatives, independent power producers and power marketers, filed plans to create an ISO to manage the ERCOT power grid. The filing marks a major step towards implementing the Texas Commission's overall strategy to create the competitive wholesale electric market that was mandated by the Texas Legislature in 1995. The Texas Commission approved the ISO in August 1996. Such approval made Texas the first state in the nation to implement a regional ISO and a regional competitive wholesale bulk power market.

         INTEGRATED RESOURCE PLAN
         On January 31, 1997, WTU filed with the Texas Commission a joint integrated resource plan outlining its future electric needs over a 10-year forecast horizon and the manner in which it proposes to meet those needs.

         The filing indicates additional resources will be needed within the next 10 years. It is anticipated that the initial needs will be met through a mix of energy resource options including purchased power, generation, energy efficiency programs and renewable energy resources. This integrated resource plan is significant because this is the first time an electric utility has filed such a plan under the provisions of PURA. In adopting this law, the Texas Legislature required that some type of public participation be incorporated in the planning process. Traditionally, these public participation activities would involve surveys, focus groups or public meetings. WTU chose instead to use a public approach known as Deliberative Polling. Deliberative Polling is designed for the company's customers to develop a truly informed, deliberated opinion, as a way of bringing the customer into the electric utility planning process.

       2-157
         Customers at the poll overwhelmingly determined that a mix of energy resource options was preferable as a means to accomplish several objectives including low cost, reliability, maintenance of the environment and further development of renewable sources. Because of the strong customer interest evidenced in the Deliberative Polls, WTU has instituted targeted purchase goals for renewable energy resources and energy efficiency programs, which, along with the wind resources already on the CSW U.S. Electric System, would constitute the largest renewable installation in Texas and would be a significant contribution toward further development and commercialization of the renewable energy industries. The willingness to pay more per month for renewable resources varied considerably, with 80% of customers willing to pay at least $1 more per month to those willing to pay up to $10 more per month. As a result, WTU is proposing a program of "green power" choices. WTU plans to file a green pricing tariff in 1997 following additional customer consultation and research which will provide a means for those customers who are interested in acquiring a greater portion of their personal consumption from environmentally beneficial generation to exercise that choice. WTU has propsed a pilot program for the installation of rooftop photovoltaic solar systems at schools. These installations will provide a community focus and will contain educational components to teach about renewable resources.

         Action by the Texas Commission on this integrated resource plan filing is expected by mid-1997.

         REGULATORY ACCOUNTING
         Consistent with industry practice and the provisions of SFAS No. 71, which allows for the recognition and recovery of regulatory assets, WTU has recognized significant regulatory assets and liabilities. Management believes that WTU will continue to meet the criteria for following SFAS No. 71. However, in the event WTU no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets and liabilities would be required. For additional information regarding regulatory accounting, reference is made to NEW ACCOUNTING STANDARDS and NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         WTU STRATEGIC RESPONSES
         WTU has from time to time considered, and expect to consider in the future, various strategies designed to enhance WTU's competitive position and to increase its ability to anticipate and adapt to changes in the electric utility industry. These strategies may include business combinations with other companies, internal restructurings involving the complete or partial separation of WTU's generation, transmission and distribution businesses, acquisitions or dispositions of assets or lines of business, and additions to or reductions of franchised service territories. See CSW RESTRUCTURING. WTU may from time to time engage in discussions, either internally or with third parties, regarding one or more of these potential strategies. Those discussions may be subject to confidentiality agreements and WTU's policy generally not to comment on such activities. No assurances can be given as to whether any potential transaction of the type described above may actually occur, or, if one or more does occur, as to the ultimate effect thereof on WTU's results or operations, financial condition or competitive position.

         IMPACT OF COMPETITION
         WTU is unable to predict the ultimate outcome or impact of competitive forces on the electric utility industry. As the electricity markets become more competitive, however, the principal factor determining success is likely to be price, and to a lesser extent reliability, availability of capacity, and customer service (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).


       2-158


RATES AND REGULATORY MATTERS

         WTU STIPULATION AND AGREEMENT
         On September 22, 1995, WTU filed a joint stipulation and agreement (the WTU 1995 Stipulation and Agreement) with other parties to pending regulatory proceedings involving a retail rate review and fuel reconciliation, deferred accounting treatment for Oklaunion Power Station Unit No. 1, and other regulatory matters. Pursuant to the WTU 1995 Stipulation and Agreement, a retail base rate reduction of approximately $13.5 million annually starting with WTU's October 1995 revenue month billing cycle was implemented, along with a $21 million retail refund which was not attributed to any specific cause but was inclusive of all claims related to the regulatory matters in question and included the effect of the rate reduction to October 1, 1994. Also implemented were a reduction of fixed fuel factors by approximately 2%, various rate and accounting treatments including a reasonable return on equity for retail operations of 11.375%, and a retail base rate freeze until October 1, 1998, subject to certain force majeure provisions. On November 9, 1995, the Texas Commission rendered a final order that implemented the WTU 1995 Stipulation and Agreement. This final order set into motion the actions required to seek a remand of the appeal of Docket No. 7510 to the Texas Commission to implement a final order consistent with the WTU 1995 Stipulation and Agreement. In December, 1995, all parties to the appeal filed a joint motion with the Supreme Court, and the Supreme Court approved the joint motion to withdraw and dismissed the case. The Court of Appeals issued a mandate in April, 1996, directed to the Travis County District Court, that permitted the case to be remanded back to the Texas Commission for hearings. On October 28, 1996, the Texas Commission entered a final order related to the appeal of Docket No. 7510 that was fully consistent with the terms of the WTU 1995 Stipulation and Agreement. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS.

         WTU FUEL SURCHARGE
         On February 24, 1997, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $4.2 million, or 4.2% on an annual basis. Additionally, WTU proposed to implement a surcharge of $13.3 million, including accumulated interest, over a twelve month period. WTU requested to implement the revised fuel factors in conjunction with the May 1997 billings, and to commence the surcharge in conjunction with the June 1997 billings. An order in this proceeding is anticipated in early May 1997.


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


       2-159


NEW ACCOUNTING STANDARDS

         SFAS NO. 121
         WTU adopted SFAS No. 121 effective January 1, 1996. The statement establishes a two-fold test for identification and quantification of an impaired asset. The adoption of SFAS No. 121 did not have a significant impact on WTU's results of operations or financial condition. Under the current regulatory environment, WTU does not expect SFAS No. 121 to have a significant impact on its results of operation or financial condition. However, future developments in the electric industry and utility regulation could jeopardize the full recovery of the carrying cost of certain investments. Consequently, WTU is monitoring the changing conditions facing the electric utility industry.

         SFAS NO. 123
         SFAS No. 123 provides that if stock is granted to an employee or a non-employee in return for services provided to the company, that this stock represents compensation to the recipient. It requires the calculation of a compensation cost, but then allows the company to choose between making the charge to net income or disclosing this information in its notes to its financial statements. See NOTE 11. STOCK-BASED COMPENSATION PLANS. Under prior accounting rules, recognition of compensation for the grant of stock options was not required if the stock price at the time of the grant and the price at which the employee could purchase the stock were the same.

         SFAS NO. 125
         SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control. An entity recognizes assets it controls and derecognizes assets when control has been surrendered and liabilities when they have been extinguished. A transfer of assets in which control of the asset is surrendered is recorded as a sale. Control of an asset is surrendered only when and if certain distinct conditions are met. Likewise, a liability is only extinguished under certain distinct conditions. SFAS No. 125 is effective for transfers and servicing of financial assets occurring after December 31, 1996, and cannot be applied prior to that date. Adoption of this standard will not have a material effect on WTU's results of operations or financial condition.

       2-160

WTU
Statements of Income
West Texas Utilities Company
-------------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                            -----------------------------------
                                               1996         1995         1994
                                            ---------    ---------    ---------
                                                         (thousands)
Electric Operating Revenues
    Residential                              $124,214     $114,269     $118,525
    Commercial                                 72,422       66,363       66,483
    Industrial                                 52,375       51,443       52,626
    Sales for resale                           88,921       73,905       67,076
    Other                                      39,125       13,855       38,281
                                            ---------    ---------    ---------
                                              377,057      319,835      342,991
                                            ---------    ---------    ---------
Operating Expenses and Taxes
    Fuel                                      132,034      123,723      131,258
    Purchased power                            31,803       10,998        5,144
    Other operating                            67,060       63,727       66,290
    Restructuring charges                       1,809      (13,582)      (2,037)
    Maintenance                                14,122       13,931       14,978
    Depreciation and amortization              39,755       33,290       31,569
    Taxes, other than income                   23,402       22,720       23,072
    Income taxes                               15,338        5,542       17,954
                                            ---------    ---------    ---------
                                              325,323      260,349      288,228
                                            ---------    ---------    ---------
Operating Income                               51,734       59,486       54,763
                                            ---------    ---------    ---------

Other Income and Deductions
    Reserve for utility plant development
      costs, net of tax of $4,003             (10,946)        --           --
    Allowance for equity funds used
      during construction                         423          378          150
    Other                                         601         (463)       4,210
                                            ---------    ---------    ---------
                                               (9,922)         (85)       4,360
                                            ---------    ---------    ---------
Income Before Interest Charges                 41,812       59,401       59,123
                                            ---------    ---------    ---------

Interest Charges
    Interest on long-term debt                 21,169       21,413       18,547
    Interest on short-term debt and other       4,925        4,111        3,534
    Allowance for borrowed funds used
      during construction                        (853)        (653)        (324)
                                            ---------    ---------    ---------
                                               25,241       24,871       21,757
                                            ---------    ---------    ---------

Net Income                                     16,571       34,530       37,366
    Preferred stock dividends                     264          264          452
                                            ---------    ---------    ---------
Net Income for Common Stock                   $16,307      $34,266      $36,914
                                            =========    =========    =========














       The accompanying notes to financial statements are an integral part of these statements.
       2-161

WTU
Statements of Retained Earnings
West Texas Utilities Company
-----------------------------------------------------------------------------
                                              For the Years Ended December 31,
                                              -------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
                                                         (thousands)

Retained Earnings at Beginning of Year         $125,770   $132,504   $126,642
    Net income for common stock                  16,307     34,266     36,914
    Deduct:  Common stock dividends              19,000     41,000     31,000
            Preferred stock redemption costs       --         --           52
                                               --------   --------   --------
Retained Earnings at End of Year               $123,077   $125,770   $132,504
                                               ========   ========   ========











































       The accompanying notes to financial statements are an integral part of these statements.
       2-162

WTU
Balance Sheets
West Texas Utilities Company
--------------------------------------------------------------------------
                                                      As of December 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
                                                         (thousands)
ASSETS

  Electric Utility Plant
    Production                                       $417,467     $427,547
    Transmission                                      200,688      199,055
    Distribution                                      347,328      326,337
    General                                            92,622       84,326
    Construction work in progress                      30,036       32,686
                                                   ----------   ----------
                                                    1,088,141    1,069,951
  Less - Accumulated depreciation                     414,777      389,379
                                                   ----------   ----------
                                                      673,364      680,572
                                                   ----------   ----------
Current Assets
    Cash                                                  664          717
    Accounts receivable                                24,123       28,923
    Materials and supplies, at average cost            15,966       16,660
    Fuel inventory, at average cost                     8,140        8,281
    Coal inventory, at LIFO cost                        8,534        5,545
    Accumulated deferred income taxes                   1,079        5,328
    Under-recovered fuel costs                          7,857         --
    Prepayments and other                               2,435        1,042
                                                   ----------   ----------
                                                       68,798       66,496
                                                   ----------   ----------
Deferred Charges and Other Assets
    Deferred Oklaunion costs                           22,365       26,092
    Restructuring costs                                10,854       12,741
    Other                                              34,998       29,713
                                                   ----------   ----------
                                                       68,217       68,546
                                                   ----------   ----------

                                                     $810,379     $815,614
                                                   ==========   ==========





















       The accompanying notes to financial statements are an integral part of these statements.
       2-163

Balance Sheets
West Texas Utilities Company
------------------------------------------------------------------------
                                                      As of December 31,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
CAPITALIZATION AND LIABILITIES                           (thousands)
Capitalization
    Common stock:   $25 par value
        Authorized:  7,800,000 shares
        Issued and outstanding: 5,488,560 shares     $137,214   $137,214
    Paid-in capital                                     2,236      2,236
    Retained earnings                                 123,077    125,770
                                                     --------   --------
        Total Common Stock Equity                     262,527    265,220
                                                     --------   --------
    Preferred stock
        Not subject to mandatory redemption             6,291      6,291
    Long-term debt                                    275,070    273,245
                                                     --------   --------
        Total Capitalization                          543,888    544,756
                                                     --------   --------

Current Liabilities
    Advances from affiliates                           14,833     19,820
    Payables to affiliates                             13,578      8,244
    Accounts payable                                   19,669     20,611
    Accrued taxes                                      13,463     13,182
    Accrued interest                                    5,403      6,081
    Over-recovered fuel costs                            --        4,060
    Refund due customers                                    1      1,812
    Other                                               4,123      3,121
                                                     --------   --------
                                                       71,070     76,931
                                                     --------   --------
Deferred Credits
    Accumulated deferred income taxes                 144,146    145,130
    Investment tax credits                             29,239     30,561
    Income tax related regulatory liabilities, net     16,918     14,464
    Other                                               5,118      3,772
                                                     --------   --------
                                                      195,421    193,927
                                                     --------   --------

                                                     $810,379   $815,614
                                                     ========   ========



















       The accompanying notes to financial statements are an integral part of these statements.
       2-164

Statements of Cash Flows
West Texas Utilities Company
-------------------------------------------------------------------------------
                                                For the Years Ended December 31,
                                                -------------------------------
                                                  1996       1995        1994
                                                --------   --------    --------
                                                          (thousands)
OPERATING ACTIVITIES
    Net Income                                   $16,571    $34,530     $37,366
    Non-cash Items Included in Net Income
        Depreciation and amortization             41,342     34,382      33,362
        Restructuring charges                        792       (367)     (2,037)
        Deferred income taxes and investment
          tax credits                              4,397        650       7,056
        Regulatory asset established for
          previously incurred  restructuring
          charges                                   --      (13,213)       --
        Allowance for equity funds used
          during construction                       (423)      (378)       (150)
        Reserve for utility plant
          development costs                       14,905       --          --
        Inventory reserve                            809       --          --
        Other                                        821       --          --
    Changes in Assets and Liabilities
        Accounts receivable                        4,800     (5,758)      1,332
        Fuel inventory                            (2,848)     1,845      (1,010)
        Accounts payable                             584     (4,922)      7,558
        Payables to associates                     5,334      3,697     (36,564)
        Accrued taxes                                281      5,730      (7,168)
        Accrued restructuring charges               --         (204)     (8,918)
        Over- and under-recovered fuel costs     (11,917)     2,474       1,512
        Refunds due customers                     (1,811)     1,812        --
        Other deferred credits                    (5,482)    (1,039)      1,053
        Other                                      2,608     (5,899)     (5,388)
                                                --------   --------    --------
                                                  70,763     53,340       28,004
                                                --------   --------    --------
INVESTING ACTIVITIES
    Construction expenditures                    (42,453)   (44,076)    (41,504)
    Allowance for borrowed funds used
      during construction                           (853)      (653)       (324)
    Other                                           (942)    (1,864)     (1,315)
                                                --------   --------    --------
                                                 (44,248)   (46,593)    (43,143)
                                                --------   --------    --------
FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt      43,256    118,376      39,354
    Reacquisition of long-term debt              (45,639)   (59,082)    (20,731)
    Redemption of preferred stock                   --         --        (4,700)
    Payment of dividends                         (19,198)   (41,330)    (31,520)
    Change in advances from affiliates            (4,987)   (26,495)     34,531
                                                --------   --------    --------
                                                 (26,568)    (8,531)     16,934
                                                --------   --------    --------

Net Change in Cash and Cash Equivalents              (53)    (1,784)      1,795
Cash and Cash Equivalents at Beginning of Year       717      2,501         706
                                                --------   --------    --------
Cash and Cash Equivalents at End of Year            $664       $717      $2,501
                                                ========   ========    ========

SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized       $20,248    $20,496     $18,128
                                                ========   ========    ========
    Income taxes paid                             $6,295     $8,399     $12,720
                                                ========   ========    ========




       The accompanying notes to financial statements are an integral part of these statements.
       2-165

WTU
Statements of Capitalization
West Texas Utilities Company
-------------------------------------------------------------------------------
                                                            As of December 31,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
                                                               (thousands)
COMMON STOCK EQUITY                                       $262,527     $265,220
                                                          --------     --------

PREFERRED STOCK
Cumulative $100 Par Value, Authorized 810,000 shares
                           Number          Current
                           of Shares       Redemption
Series                     Outstanding     Price
-----------------------------------------------------
Not Subject to Mandatory Redemption
          4.40%              60,000         $107.00          6,000        6,000
     Premium                                                   291          291
                                                          --------     --------
                                                             6,291        6,291
                                                          --------     --------


LONG-TERM DEBT
First Mortgage Bonds
    Series P, 7 3/4%, due June 1, 2007                      25,000       25,000
    Series Q, 6 7/8%, due October 1, 2002                   35,000       35,000
    Series R, 7%, due October 1, 2004                       40,000       40,000
    Series S, 6 1/8%, due February 1, 2004                  40,000       40,000
    Series T, 7 1/2%, due April 1, 2000                     40,000       40,000
    Series U, 6 3/8%, due October 1, 2005                   80,000       80,000
Installment Sales Agreements - PCRBs
    Series 1984, 7 7/8%, due September 15, 2014
     (Red River)                                              --         44,310
    Series 1996, 6%, due June 1,  2020 (Red River)          44,310         --
Unamortized discount                                        (1,128)      (1,607)
Unamortized costs of reacquired debt                       (28,112)     (29,458)
                                                          --------     --------
                                                           275,070      273,245
                                                          --------     --------

TOTAL CAPITALIZATION                                      $543,888     $544,756
                                                          ========     ========




















       The accompanying notes to financial statements are an integral part of these statements.
       2-166


WEST TEXAS UTILITIES COMPANY
NOTES TO FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        See CSW's NOTE 1.

2.      LITIGATION AND REGULATORY PROCEEDINGS
        See CSW's NOTE  2.

3.      COMMITMENTS AND CONTINGENT LIABILITIES
        See CSW's NOTE 3.

4.      INCOME TAXES
        See CSW's NOTE 4.

5.      BENEFIT PLANS
        See CSW's NOTE 5.

6.      JOINTLY OWNED ELECTRIC UTILITY PLANT
        See CSW's NOTE 6.

7.      FINANCIAL INSTRUMENTS
        See CSW's NOTE 7.

8.      LONG-TERM DEBT
        See CSW's NOTE 8.

9.      PREFERRED STOCK
        See CSW's NOTE 9.

10.     SHORT-TERM FINANCING
        See CSW's NOTE 10.

11.     STOCK BASED COMPENSATION PLANS
        See CSW's NOTE 12.


       2-167



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF WEST TEXAS UTILITIES COMPANY:

         We have audited the accompanying balance sheets and statements of capitalization of West Texas Utilities Company (a Texas corporation and a wholly owned subsidiary of Central and South West Corporation) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of West Texas Utilities Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Texas Utilities Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II and Exhibit 12 are presented for purposes of complying with Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule and exhibit have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Dallas, Texas
February 28, 1997

       2-168


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

         The financial statements have been audited by WTU's independent public accountants who were given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. WTU believes that representations made to the independent public accountants during their audit were valid and appropriate. The report of independent public accountants is presented elsewhere in this report.

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

         Internal auditors continuously monitor the effectiveness of the internal control system following standards established by the Institute of Internal Auditors. Actions are taken by management to respond to deficiencies as they are identified. The board, operating through its audit committee, which is comprised entirely of directors who are not officers or employees of WTU, provides oversight to the financial reporting process.

         Due to the inherent limitations in the effectiveness of internal controls, no internal control system can provide absolute assurance that errors will not occur. However, management strives to maintain a balance, recognizing that the cost of such a system should not exceed the benefits derived.

         WTU believes that, in all material respects, its system of internal controls over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition functioned effectively as of December 31, 1996.




Floyd W. Nickerson                                       R. Russell Davis
President - WTU                                          Controller - WTU

       2-169


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


        CSW None.
        CPL None.
        PSO None.
        SWEPCO None.
        WTU None.
       3-1
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANTS.

         CSW has filed with the SEC its Notice of Annual Meeting of Stockholders and Proxy Statement relating to its 1997 Annual Meeting of Stockholders. The information required by ITEM 10, other than with respect to certain information regarding the executive officers of CSW which is included in ITEM 1-BUSINESS, is hereby incorporated by reference herein from pages 3-5 and 8 of such Proxy Statement.

         (A) Directors of each of the U.S. Electric Operating Companies, together with certain information with respect to each of them, are listed below.

      Name, Age, Principal                                              Year
Occupation, Business Experience                                     First Became
    and Other Directorships                                           Director

CPL

JOHN F. BRIMBERRY                         AGE - 64                      1995
President of Professional Insurance Agents, Inc., Victoria, Texas.

E. R. BROOKS                              AGE - 59                      1991
Chairman, President and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1990 to 1991.
Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor University Medical Center, Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

M. BRUCE EVANS                            AGE - 41                      1996
President of CPL since 1996.  President of Operation Services at
CSW from 1993 to 1996.  Vice President of Business Improvement at
CSW from 1990 to 1993.

GLENN FILES                               AGE - 49                      1996
Executive Vice President of CSW since 1996.  President and CEO of
WTU from 1992 to 1996. Executive Vice President of WTU from 1991 to 1992. Vice President of Marketing and Business Development at
CPL from 1990 to 1991.

RUBEN M. GARCIA                           AGE - 65                      1981
President or principal of several firms engaged primarily in construction and land development in the Laredo, Texas area.

ROBERT A. McALLEN                         AGE - 62                      1983
Robert A. McAllen, Insurance Agency, Weslaco, Texas.

PETE MORALES, JR.                         AGE - 56                      1990
President of Morales Feed Lots, Inc., Devine, Texas.



       3-2



      Name, Age, Principal                                              Year
Occupation, Business Experience                                     First Became
    and Other Directorships                                           Director


S. LOYD NEAL, JR.                         AGE - 59                      1990
President of Hilb, Rogal and Hamilton Company of Corpus Christi, an insurance agency, Corpus Christi, Texas. Director of Bay Area
Medical Center, Corpus Christi, Texas.

H. LEE RICHARDS                           AGE - 63                      1987
Chairman of the Board of Hygeia Dairy Company, Harlingen, Texas.

J. GONZALO SANDOVAL                       AGE - 48                      1992
General Manager of CPL since 1996. Vice President, Operations and Engineering of CPL from 1993 to 1996. Vice President, Regional Operations of CPL from 1992 to 1993. Vice President, Corporate
Services of CPL from 1991 to 1992.

GERALD E. VAUGHN                          AGE - 54                      1993
Vice President, Nuclear of CSW Services since 1994.  Vice
President, Nuclear Affairs of CPL from 1993 to 1994.  Vice
President for Shearon Harris Nuclear Plant from 1992 to 1993 and
Vice President, Nuclear Services of Carolina Power and Light
Company, Raleigh, North Carolina from 1990 to 1992.

       Each of the directors and executive officers of CPL is elected to hold office until the first meeting of CPL's Board of Directors after the 1997 Annual Meeting of Stockholders. CPL's 1997 Annual Meeting of Stockholders is presently scheduled to be held on April 10, 1997. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


PSO

E. R. BROOKS                              AGE - 59                      1991
Chairman, President and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1990 to 1991.
Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor University Medical Center, Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

T. D. CHURCHWELL                          AGE - 52                      1996
President of PSO since 1996. Executive Vice President, Operations and Engineering of WTU from 1995 to 1996. Executive Vice President of WTU from 1993 to 1995. Vice President, Corporate Services of CSW Services from 1991 to 1993.

HARRY A. CLARKE                           AGE - 68                      1972
General Partner and President of HAC Investments, Afton, Oklahoma.

GLENN FILES                               AGE - 49                      1996
Executive Vice President of CSW since 1996. President and CEO of
WTU from 1992 to 1996. Executive Vice President of WTU from 1991 to 1992. Vice President of Marketing and Business Development at
CPL from 1990 to 1991.


       3-3


      Name, Age, Principal                                              Year
Occupation, Business Experience                                     First Became
    and Other Directorships                                           Director


PAUL K. LACKEY, JR.                       AGE - 53                      1992
Secretary of Health and Human Services, Executive Director of the
Office of Juvenile Affairs, State of Oklahoma, since 1995.
Consultant, Flint Industries, Inc., a construction, electronics manufacturing, and environmental services company, Tulsa, Oklahoma during a portion of 1995. President, Flint Industries, Inc., from 1986 to 1995. Advisory Director of Bank IV-Tulsa, Tulsa, Oklahoma.

PAULA MARSHALL-CHAPMAN                    AGE - 43                      1991
Chief Executive Officer of Bama Companies, a baked goods produce company, Tulsa, Oklahoma.

WILLIAM R. McKAMEY                        AGE - 50                      1993
General Manager of PSO since 1996.  Vice President, Marketing and
Business Development of PSO from 1993 to 1996.  Director of
Marketing and Business Development of CSW from 1992 to 1993.
Director of Marketing of SWEPCO from 1990 to 1992.

DR. ROBERT B. TAYLOR, JR.                 AGE - 68                      1975
Dentist, Okmulgee, Oklahoma.

         Each of the directors and executive officers of PSO is elected to hold office until the first meeting of PSO's Board of Directors after the 1997 Annual Meeting of Stockholders. PSO's 1996 Annual Meeting of Stockholders is presently scheduled to be held on April 15, 1997. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


SWEPCO

E. R. BROOKS                              AGE - 59                      1991
Chairman, President and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1990 to 1991.
Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor University Medical Center, Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

JAMES E. DAVISON                          AGE - 59                      1993
CEO of Paul M. Davison Petroleum Products. President and CEO of
Davison Transport, Inc. and Davison Terminal Services, Inc. All of the above entities are located in Ruston, Louisiana.

GLENN FILES                               AGE - 49                      1996
Executive Vice President of CSW since 1996.  President and CEO of
WTU from 1992 to 1996. Executive Vice President of WTU from 1991 to 1992. Vice President of Marketing and Business Development at
CPL from 1990 to 1991.


       3-4


      Name, Age, Principal                                              Year
Occupation, Business Experience                                     First Became
    and Other Directorships                                           Director


DR. FREDERICK E. JOYCE                    AGE - 62                      1990
President of Chappell-Joyce Pathology Association, P.A., Texarkana,
Texas. President of Doctors Diagnostic Laboratory, Inc., Texarkana,
Texas.  Director of State First National Bank and State First
Financial Corporation, Texarkana, Arkansas.  Director of First
Commercial Corporation, Little Rock, Arkansas.

JOHN M. LEWIS                             AGE - 57                      1997
President of The Bank of Fayetteville, Fayetteville, Arkansas.

KAREN C. MARTIN                           AGE - 36                      1996
General Manager of SWEPCO since 1996.  Director of Regulatory
Services at CSW from 1995 to 1996.  Administrative Director of the
El Paso Transition Team at CSW from 1993 to 1995.  Director of
Audits at SWEPCO from 1992 to 1993 and Manager of Audits at SWEPCO from 1991 to 1992.

WILLIAM C. PEATROSS                       AGE - 53                      1990
President of Caddo Abstract and Title Co., Inc., Director of
Commercial National Bank.  Both entities are located in Shreveport,
Louisiana.

MAXINE P. SARPY                           AGE - 57                      1996
Registered Nurse, Medical Clinic Office Manager, Joseph Sarpy Jr.
M.D.  Vice President of the Caddo-Bossier Port Commission,
Treasurer of the Association for Community Training and State
President of the Auxiliary to the Louisiana Medical Association,
Board Member of the National Conference of Christians and Jews.
All of the above entities are located in Shreveport, Louisiana.
Vice President of the Southern University Foundation Board, Baton
Rouge, Louisiana.

MICHAEL D. SMITH                          AGE - 45                      1996
President of SWEPCO since 1996.  Vice President of Mergers and
Acquisitions at CSW from 1995 to 1996.  Vice President of CSW
Corporate Services from 1993 to 1995. Controller of CSW from 1990 to 1993.


         Each of the directors and executive officers of SWEPCO is elected to hold office until the first meeting of SWEPCO's Board of Directors after the 1997 Annual Meeting of Stockholders. SWEPCO's 1997 Annual Meeting of Stockholders is presently scheduled to be held on April 23, 1997. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


WTU

RICHARD F. BACON                          AGE - 69                      1980
Retired President and CEO of Merchants, Inc. Companies, a freight common carrier, Abilene, Texas.



       3-5


      Name, Age, Principal                                              Year
Occupation, Business Experience                                     First Became
    and Other Directorships                                           Director


E. R. BROOKS                              AGE - 59                      1991
Chairman, President and CEO of CSW since 1991. Director of CSW and each of its subsidiaries. President of CSW from 1990 to 1991.
Director of Hubbell, Inc., Orange, Connecticut. Trustee of Baylor University Medical Center, Dallas, Texas and Hardin-Simmons
University, Abilene, Texas.

PAUL J. BROWER                            AGE - 48                      1991
General Manager of WTU since 1996.  Vice President, Marketing and
Business Development of WTU from 1991 to 1996.

GLENN FILES                               AGE - 49                      1996
Executive Vice President of CSW since 1996.  President and CEO of
WTU from 1992 to 1996. Executive Vice President of WTU from 1991 to 1992. Vice President of Marketing and Business Development at
CPL from 1990 to 1991.

TOMMY MORRIS                              AGE - 62                      1976
President of The Tommy Morris Agency an independent insurance and investment agency, Abilene, Texas. Trustee of Abilene Christian
University, Abilene, Texas.

FLOYD W. NICKERSON                        AGE - 39                      1996
President of WTU since 1996. Vice President of Corporate Services for CSW Energy from 1995 to 1996. Vice President of Corporate
Services for Transok from 1992 to 1995.  Manager of Business
Operations of WTU from 1991 to 1992.

DIAN G. OWEN                              AGE - 57                      1994
Chairman of Owen Healthcare, Inc., hospital services, Abilene,
Texas.  Director of First Financial Bankshares Inc., and First
National Bank of Abilene, Abilene, Texas.

JAMES M. PARKER                           AGE - 66                      1987
President and CEO of J. M. Parker and Associates, Inc., an investment company, Abilene, Texas. Director of First Financial
Bankshares, Inc. and First National Bank of Abilene, Abilene,
Texas.

TED STEANS                                AGE - 46                      1997
Plant Manager, Ethicon San Angelo, suture manufacturing company, division of Johnson & Johnson. Director of Texas Commerce Bank,
San Angelo, Texas.

F. L. STEPHENS                            AGE - 59                      1980
Chairman and CEO of Town & Country Food Stores, Inc., San Angelo,
Texas.  Director of Norwest Texas, Lubbock, Texas.

         Each of the directors and executive officers of WTU is elected to hold office until the first meeting of WTU's Board of Directors after the 1997 Annual Meeting of Stockholders. WTU's 1997 Annual Meeting of Stockholders is presently scheduled to be held on April 22, 1996. All outside directors have engaged in their principal occupations listed above for a period of more than five years, unless otherwise indicated.


       3-6


         (B) The following is a list of officers who are not directors of the registrants, together with certain information with respect to each of them:

                                                                   Year First
      Name, Age, Principal                                         Elected to
 Occupation, Business Experience                                Present Position


U.S. ELECTRIC OPERATING COMPANIES
WENDY G. HARGUS                           AGE - 39                      1996
Treasurer of CSW, CPL, PSO, SWEPCO, WTU and CSW Services since
1996. Controller of CSW from 1993 to 1996. Director of Strategic
Planning during a portion of 1993 at CSW and Director of Investor
Relations at CSW from 1990 to 1993.

R. RUSSELL DAVIS                          AGE - 40                      1994
Controller of CPL, WTU, SWEPCO and CSW Services since 1994.
Controller of PSO since 1993.  Assistant Controller of CSW from
1992 to 1993.  Assistant Controller of CSW Services from 1991 to
1992.

CPL
BRENDA I. SNIDER                          AGE - 43                      1996
Secretary of CPL since 1996.  Manager of Planning and Analysis at
CPL since 1996.  Senior Financial Consultant at CPL from 1994 to
1996. Internal Business Consultant of Business Development at CPL from 1991 to 1994. Manager of Internal Audits at CPL from 1990 to 1991.

PSO
BETSY J. POWERS                           AGE - 61                      1989
Secretary of PSO since 1989.

SWEPCO
MARILYN S. KIRKLAND                       AGE - 49                      1995
Secretary of SWEPCO since 1995. Senior executive secretary to the president since 1992. Previously a human resource representative at SWEPCO.

WTU
MARTHA MURRAY                             AGE - 51                      1992
Secretary of WTU since 1992.  Previously a senior secretary at WTU.


SECTION 16(A) COMPLIANCE
         Directors, officers and greater than ten percent beneficial owners are required under Section 16(a) to report initial ownership of registered securities at the time such reporting requirement becomes applicable. Based on a review of Section 16(a) reports received and written representations from certain reporting persons, the U.S. Electric Operating Companies believe that none of their respective directors or executive officers own any U.S. Electric Operating Company preferred stock. However, because of personnel changes in connection with the functional reorganization of the CSW System in 1996, and a misunderstanding of the Section 16 rules, there was a temporary lapse in Section 16 recordkeeping at the U.S. Electric Operating Company level. As a result, the following persons were delinquent in filing an initial Form 3 with respect to their ownership of U.S. Electric Operating Company preferred stock.

CPL: Russell Davis, Glenn Files and Wendy Hargus

       3-7
PSO: T.D. Churchwell

SWEPCO: E.R. Brooks, Russell Davis, Glenn Files, Wendy Hargus, Karen Martin and Mike Smith

WTU: Richard Bacon, E.R. Brooks, Paul Brower, Russell Davis, Glenn Files,
     Wendy Hargus, Tommy Morris, Floyd Nickerson, Dian Owen, James Parker, Ted Steans and F.L. Stephens

     All such Form 3s either have been or are in the process of being filed.


ITEM 11. EXECUTIVE COMPENSATION.

CASH AND OTHER FORMS OF COMPENSATION

CSW
         Information required by ITEM 11 with respect to CSW is hereby incorporated by reference herein from pages 22-25 of CSW's Proxy Statement.

         The following table sets forth the aggregate cash and other compensation for services rendered for the fiscal years of 1996, 1995 and 1994 paid or awarded by each registrant to the CEO and each of the four most highly compensated Executive Officers, other than the CEO, whose salary and bonus exceeds $100,000, and up to two additional individuals, if any, not holding an executive officer position as of year-end but who held such a position at any time during the year, and whose compensation for the year would have placed them among the four most highly compensated executive officers.

         Because of the functional restructuring CSW undertook during 1996, certain of the Executive Officers of the U.S. Electric Operating Companies, Messrs. Files, Bremer, Zemanek and Verret, are not actual employed by any of the U.S. Electric Operating Companies. Instead, they are employed by CSW and manage CSW business units and perform policy-making functions that are integral to the U.S. Electric Operating Companies. Therefore, these individuals are included in the Summary Compensation Table due to the functional perspective regarding the management of the companies. For additional information regarding the restructuring, see PART II-MD&A.

U.S. ELECTRIC OPERATING COMPANIES
                                               SUMMARY COMPENSATION TABLE
                                                                                  LONG TERM COMPENSATION
                                          ANNUAL COMPENSATION                     AWARDS          PAYOUTS
                                                                                          CSW
                                                                Other       CSW        Securities
                                                                Annual    Restricted   Underlying            All Other
                                                                Compen-     Stock       Options/    LTIP      Compen-
     Name and                               Salary     Bonus    sation     Award(s)       SARs     Payouts     sation
 Principal Position at Registrant  Year      ($)      ($)(1)    ($)(2)   ($) (1)(3)       (#)        ($)      ($) (4)
----------------------------------------------------------------------------------------------------------------------
Glenn Files, President of CSW      1996    331,135    44,860    66,415      153,750          --      --         23,992
Electric business unit (2,5)       1995    266,223    85,048    19,144           --          --      --         23,117
                                   1994    246,699    50,000    10,032           --      13,758      --          6,750

Richard H. Bremer, President       1996    305,910   144,404    73,711      153,750          --      --         21,742
of CSW Energy Services             1995    298,372    89,358    14,691           --          --      --         21,706
business unit (2,5)                1994    277,359    50,000    13,978           --      15,901      --         22,235

Robert L. Zemanek, President       1996    283,250   176,863     6,500      153,750          --      --         23,992
of CSW Energy Delivery             1995    276,270    91,436     9,192           --          --      --         23,117
business unit (5)                  1994    262,962        --     2,981           --      14,792      --         17,472

Richard Verret, President          1996    236,154    84,788     6,055       89,688          --      --          7,590
of CSW Power Generation
business unit (5)

       3-8

                                               SUMMARY COMPENSATION TABLE
                                                                                  LONG TERM COMPENSATION
                                          ANNUAL COMPENSATION                     AWARDS          PAYOUTS
                                                                                          CSW
                                                                Other       CSW        Securities
                                                                Annual    Restricted   Underlying            All Other
                                                                Compen-     Stock       Options/    LTIP      Compen-
     Name and                               Salary     Bonus    sation     Award(s)       SARs     Payouts     sation
 Principal Position at Registrant  Year      ($)      ($)(1)    ($)(2)   ($) (1)(3)       (#)        ($)      ($) (4)
----------------------------------------------------------------------------------------------------------------------
M. Bruce Evans,                    1996    208,000    91,376    70,783       89,688          --       --         4,500
President of CPL (2,5)

Robert R. Carey, Former            1996    138,955   159,312     6,290      153,750          --       --     1,445,588
President and CEO of CPL           1995    306,415    44,679     9,414           --          --       --        23,117
(4,5)                              1994    293,344        --       516           --      15,901       --        23,763

T. D. Churchwell,                  1996    192,500    24,097    79,730       38,438          --       --         5,340
President of PSO (2,5)             1995    180,400    40,388     9,206           --          --       --         4,500
                                   1994    163,329        --   180,191           --       6,133       --         4,500

Michael D. Smith,                  1996    184,269    64,050   115,322       38,438          --       --         5,340
President of SWEPCO (2,5)

Floyd W. Nickerson,                1996    147,692    36,384    69,665       38,438          --       --         5,270
President of WTU (2,5)


(1) Amounts in this column are paid or awarded in a calendar year for performance in a preceding year.

(2) The following are the perquisites and other personal benefits required to be identified in respect of each Named Executive Officer.

                         1996 Relocation Reimbursements
          --------------------------------------------------------------

          Glenn Files                                           $25,662
          Richard H. Bremer                                      34,117
          M. Bruce Evans                                         32,537
          T.D. Churchwell                                        38,955
          Michael D. Smith                                       63,818
          Floyd W. Nickerson                                     37,416

     In 1994, Mr. Churchwell was reimbursed $21,052 for relocation expenses and $73,490 for loss on the sale of his home due to structural problems.

(3) Grants of restricted stock are administered by the Executive Compensation Committee of CSW's Board of Directors, which has the authority to determine the individuals to whom and the terms upon which restricted stock grants, including the number of underlying shares, shall be made. The awards reflected in this column all have four-year vesting periods with 20% of the stock vesting on the first, second and third anniversary dates of the award and 40% vesting on the fourth such anniversary date. Upon vesting, shares of CSW Common are re-issued without restrictions. The individuals receive dividends and may vote shares of restricted stock, even before they are vested. The amount reported in the table represents the market value of the shares at the date of grant. As of the end of 1996, the aggregate restricted stock holdings of each of the Named Executive Officers are presented in the following table.

       3-9
     Name                          Restricted Stock Held     Market Value at
                                    at December 31, 1996    December 31, 1996
     ------------------------------------------------------------------------

     Glenn Files                           6,333                $162,283
     Richard H. Bremer                     6,485                 166,178
     Robert L. Zemanek                     6,324                 162,053
     Richard Verret                        3,619                  92,737
     M. Bruce Evans                        3,574                  91,584
     Robert R. Carey                          --                      --
     T. D. Churchwell                      1,608                  41,205
     Michael D. Smith                      1,631                  41,794
     Floyd W. Nickerson                    1,515                  38,822

(4) Amounts shown in this column consist of: (i) the annual employer matching payments to CSW's Thrift Plus Plan, (ii) premiums paid per participant for personal liability insurance and (iii) average amounts of premiums paid per participant under CSW's memorial gift program. Under this program, for certain executive officers, directors and retired directors from the CSW System, CSW will make a donation in the participant's name for up to three charitable organizations of an aggregate of $500,000, payable by CSW upon such person's death. CSW maintains corporate-owned life insurance policies to fund the program. The annual premiums paid by CSW are based on pooled risks and averaged $16,402 per participant for 1996, $16,367 for 1995 and $17,013 for 1994. During 1996, Messrs. Bremer, Carey, Files and Zemanek participated. During 1995, Messrs. Bremer, Carey, Files and Zemanek participated. During 1994, Messrs. Carey and Bremer participated. Messrs. Files and Zemanek also participated in the plan in 1994, but coverage was provided by CSW. In 1996, a package valued at $1,422,933 was paid to Mr. Carey upon his retirement.

(5)  System Affiliations.

     Messrs. Files, Bremer, Zemanek and Verret assumed policy making functions for each of the U.S. Electric Operating Companies in 1996. Mr. Files assumed the position of Executive Vice President of the U.S. Electric Operating Companies in April of 1996. Mr. Bremer assumed the position of President of CSW Energy Services in May of 1996, Mr. Zemanek assumed the position of President of CSW Energy Delivery in May of 1996, while Mr. Verret assumed the position of President of CSW Power Generation in May of 1996.

     Messrs. Evans, Smith and Nickerson assumed policy-making positions at the U.S. Electric Operating Companies during April and May of 1996. Prior to that they, and Mr. Verret, were not in positions requiring their inclusion in the Summary Compensation Table. Mr. Evans transferred from CSW Services to assume the position of President of CPL upon the retirement of Mr. Carey. Mr. Smith transferred from CSW Services to assume the position of President of SWEPCO. Mr. Nickerson transferred from CSW Energy to assume the position of President of WTU. Mr. Churchwell transferred from WTU, were he was a policy-making executive officer, to assume the position of President of PSO in May 1996.

     Messrs. Verret, Evans, Smith and Nickerson received no compensation from any of the U.S. Electric Operating Companies in 1995 and 1994.

OPTION/SAR GRANTS

         No stock options or stock appreciation rights were granted in 1996 to the Named Executive Officers herein. The stock option plans are administered by the Executive Compensation Committee of the CSW Board of Directors, which has the authority to determine the individuals to whom and the terms upon which option and SAR grants shall be made.

       3-10
OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

         Information regarding option/SAR exercises during 1996 and unexercised options/SARs at December 31, 1996 for the Named Executive Officers is presented in the following table.

                                                      Number of CSW Securities
                                                       Underlying Unexercised              Value of
                                           Value      Options/SARs at Year-End     In-the-MoneyOptions/SARs
Name                 Shares Acquired      Realized        (#) Exercisable/       at Year-End ($) Exercisable/
                     on Exercise (#)        ($)            Unexercisable/              Unexercisable (1)
-------------------------------------------------------------------------------------------------------------
Glenn Files                --                --             19,067/4,586                   --/3,724
Richard H. Bremer          --                --             23,031/5,301                   --/4,304
Robert L. Zemanek          --                --             20,499/4,931                   --/4,004
Richard Verret             --                --             10,028/3,397                   --/2,758
M. Bruce Evans            3,397            12,100            5,532/3,396                   --/2,758
Robert R. Carey            --                --             24,531/5,301                   --/4,304
T. D. Churchwell           --                --              7,223/2,045                   --/1,661
Michael D. Smith           --                --              6,231/1,548                   --/1,257
Floyd W. Nickerson         --                --                3,956/911                     --/740

(1)  Calculated based upon the difference between the closing price of CSW
     Common on the New York Stock Exchange on December 31, 1996 ($25.625 per share) and the exercise price per share of the outstanding options (ranging from $16.25 to $29.625 per share).

LONG-TERM INCENTIVE PLAN-AWARDS IN LAST FISCAL YEAR

         Information concerning awards made to the Named Executive Officers during 1996 under the LTIP is set forth in the following table.


                                       Performance or        Estimated Future Payouts under
                     Number of CSW      Other Period           Non-Stock Price Based Plans
                    Shares, Units or   Until Maturation    Threshold     Target        Maximum
       Name         Other Rights (#)      or Payout           ($)          ($)           ($)
----------------------------------------------------------------------------------------------
Glenn Files               --               2 years            --          126,723      190,085
Richard H. Bremer         --               2 years            --          146,437      219,656
Robert L. Zemanek         --               2 years            --          136,223      204,335
Richard Verret            --               2 years            --           90,667      136,001
M. Bruce Evans            --               2 years            --           90,667      136,001
Robert R. Carey           --               2 years            --          146,437      219,656
T. D. Churchwell          --               2 years            --           63,258       94,887
Michael D. Smith          --               2 years            --           54,740       82,110
Floyd W. Nickerson        --               2 years            --           47,369       71,054


         Payouts of these awards are contingent upon CSW achieving a specified level of total stockholder return relative to a peer group of utility companies for a three-year period, or cycle, and exceeding a certain defined minimum threshold. If the Named Executive Officer's employment is terminated during the performance period for any reason other than death, total and permanent disability or retirement, then the award is canceled. The LTIP contains a provision accelerating awards upon a change in control of CSW. Except as otherwise provided in the next sentence, if a change in control of CSW occurs, all options and SARs become fully exercisable and all restrictions, terms and conditions applicable to all restricted stock are deemed lapsed and satisfied and all performance-based awards are deemed to have been fully earned, as of the date of the change in control. Awards which have been outstanding for less than six months prior to the date the change in control occurs are not subject to such earn-out or acceleration upon the occurrence of a change of control. The LTIP also contains provisions designed to prevent circumvention of the above acceleration provisions through coerced termination of an employee prior to a change in control.

       3-11
RETIREMENT PLAN
                               PENSION PLAN TABLE
                              ANNUAL BENEFITS AFTER
                       SPECIFIED YEARS OF CREDITED SERVICE
      Average
    Compensation              15           20           25       30 or more
    -----------------------------------------------------------------------

      $100,000             $ 25,050     $ 33,333     $ 41,667      $ 50,000
       150,000               37,575       50,000       62,500        75,000
       200,000               50,100       66,667       83,333       100,000
       250,000               62,625       83,333      104,167       125,000
       300,000               75,150      100,000      125,000       150,000
       350,000               87,675      116,667      145,833       175,000
       450,000              112,725      150,000      187,500       225,000
       550,000              137,775      183,333      229,167       275,000
       650,000              162,825      216,667      270,833       325,000
       750,000              187,875      250,000      312,500       375,000

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

         Respective years of credited service and ages, as of December 31, 1996, for the Named Executive Officers are presented in the following table.

          Named Executive Officer   Years of Credited Service      Age
          ------------------------------------------------------------

          Glenn Files                          25                   49
          Richard H. Bremer                    19                   48
          Robert L. Zemanek                    24                   47
          Richard Verret                       24                   50
          M. Bruce Evans                       17                   41
          T. D. Churchwell                     18                   52
          Michael D. Smith                      6                   45
          Floyd W. Nickerson                   17                   39

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

       3-12
                                        CPL        PSO       SWEPCO     WTU
                                     ----------------------------------------

Number of regular board meetings         4          4          4         5
Annual directors' fees                 $6,000     $6,000     $6,600    $6,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No person serving during 1996 as a member of the Executive Compensation Committee of the Board of Directors of CSW served as an officer or employee of any registrant during or prior to 1996. No person serving during 1996 as an executive officer of the U.S. Electric Operating Companies serves or has served on the compensation committee or as a director of another company whose executive officers serve or has served as a member of the Executive Compensation Committee of CSW or as a director of one of the U.S. Electric Operating Companies.

         The registrants have entered into change in control agreements with the individuals named in the Summary Compensation Table. The purpose of the agreements is to assure the objective judgment, and to retain the loyalties of these key individuals in the event CSW is faced with a potential change in control. The change in control agreements entitle such individuals, in the event any such individual is terminated by registrants within three years after the change in control (and prior to the expiration of the agreements), to receive a lump sum payment equal to four times base salary plus target bonus, enhanced non-qualified retirement benefits, continued health and other welfare benefits for up to three years, and various other non-qualified benefits. The individuals will also be eligible for an additional payment, if necessary, to make them whole for an excise tax on excess payments imposed.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT.

         CSW
         The information required by ITEM 12 is incorporated by reference herein from page 5-6 of CSW's Proxy Statement.

         U.S. ELECTRIC OPERATING COMPANIES
         All of the outstanding shares of common stock of each of the U.S. Electric Operating Companies, presented in the following table, is owned beneficially and of record by CSW, 1616 Woodall Rodgers Freeway, Dallas, Texas 75202-1234.

          Company                     Shares                   Par Value
          ----------------------------------------------------------------

          CPL                       6,755,535                $25 par value
          PSO                       9,013,000                $15 par value
          SWEPCO                    7,536,640                $18 par value
          WTU                       5,488,560                $25 par value

SECURITY OWNERSHIP OF MANAGEMENT

         The following tables show securities beneficially owned as of December 31, 1996, by each director, the CEO and the four other most highly compensated executive officers, and as a group, all directors and Executive Officers of each of the U.S. Electric Operating Companies. Share amounts shown in this table include options exercisable within 60 days after year-end, restricted stock, shares of CSW Common credited to CSW Thrift Plus accounts and all other shares of CSW Common beneficially owned by the listed persons.

       3-13
         Each of the U.S. Electric Operating Companies has one or more series of preferred stock outstanding. As of December 31, 1996, none of the individuals listed in the following tables owned any shares of preferred stock of any U.S. Electric Operating Company.


               CPL'S BENEFICIAL OWNERSHIP AS OF DECEMBER 31, 1996

                                                         CSW Common
                                                         Underlying
                                                         Immediately
                                 CSW       Restricted    Exercisable
Name                          Common (1)  Stock (2)(3)   Options (3)
--------------------------------------------------------------------

John F. Brimberry                  360           --             --
E. R. Brooks                   113,690       17,074         54,315
M. Bruce Evans                  13,223        3,574          8,928
Glenn Files                     33,723        6,333         19,067
Ruben M. Garcia                     --           --             --
Robert A. McAllen                1,500           --             --
Pete Morales, Jr.                   --           --             --
S. Loyd Neal, Jr.                1,197           --             --
H. Lee Richards                  1,400           --             --
J. Gonzalo Sandoval             14,011        1,605          5,592
Gerald E. Vaughn                 3,162        1,500             --
All of the above and other
  officers as a group          203,602       30,086        107,133

     (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
     (2) These individuals currently have voting power, but not investment power, with respect to these shares.
     (3)  These shares are included in the CSW Common column.

               PSO'S BENEFICIAL OWNERSHIP AS OF DECEMBER 31, 1996

                                                         CSW Common
                                                         Underlying
                                                         Immediately
                                 CSW       Restricted    Exercisable
Name                          Common (1)  Stock (2)(3)   Options (3)
--------------------------------------------------------------------

E. R. Brooks                   113,690        17,074         54,315
T. D. Churchwell                10,672         1,608          7,223
Harry A. Clarke                     --            --             --
Glenn Files                     33,723         6,333         19,067
Paul K. Lackey, Jr.                 --            --             --
Paula Marshall-Chapman              --            --             --
William R. McKamey              11,490         1,500          1,986
Dr. Robert B. Taylor, Jr.           --            --             --
All of the above and other
  officers as a group          177,464        26,515         85,034

     (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
     (2) These individuals currently have voting power, but not investment power, with respect to these shares.
     (3) These shares are included in the CSW Common column.


       3-14



              SWEPCO'S BENEFICIAL OWNERSHIP AS OF DECEMBER 31, 1996

                                                         CSW Common
                                                         Underlying
                                                         Immediately
                                 CSW       Restricted    Exercisable
Name                          Common (1)  Stock (2)(3)   Options (3)
--------------------------------------------------------------------

E. R. Brooks                    113,690       17,074        54,315
James E. Davison                     --           --            --
Glenn Files                      33,723        6,333        19,067
Dr. Frederick E. Joyce               --           --            --
Karen C. Martin                   3,395           --         1,625
William C. Peatross                  --           --            --
Maxine P. Sarpy                     100           --            --
Michael D. Smith                  8,533        1,631         6,231
All of the above and other
  officers as a group           159,975       25,038        81,238

      (1) Beneficial ownership percentages are all less than one percent and therefore are omitted.
      (2) These individuals currently have voting power, but not investment power, with respect to these shares.
      (3) These shares are included in the CSW Common column.

                WTU's BENEFICIAL OWNERSHIP AS OF DECEMBER 31, 1996

                                                         CSW Common
                                                         Underlying
                                                         Immediately
                                 CSW       Restricted    Exercisable
Name                          Common (1)  Stock (2)(3)   Options (3)
--------------------------------------------------------------------

Richard F. Bacon                  2,568           --            --
E. R. Brooks                    113,690       17,074        54,315
Paul J. Brower                    9,419        1,596         5,805
Glenn Files                      33,723        6,333        19,067
Tommy Morris                      2,000           --            --
Floyd W. Nickerson                6,814        1,515         3,956
Dian G. Owen                        100           --            --
James M. Parker                   5,000           --            --
Ted Steans                           --           --            --
F. L. Stephens                    2,800           --            --
All of the above and other
  officers as a group           178,576       26,518        83,143

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

         U.S. ELECTRIC OPERATING COMPANIES
         None.

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

         Financial Statement Schedules for CSW, CPL, PSO, SWEPCO and WTU are listed in (D) INDEX TO THE FINANCIAL STATEMENT SCHEDULES below.

         (3)  EXHIBITS.
         Exhibits for CSW, CPL, PSO, SWEPCO and WTU are listed in (C) INDEX TO EXHIBITS below.

(B)  REPORTS ON FORM 8-K.

         CSW, CPL AND SWEPCO
         No reports were filed on Form 8-K during the quarter ended December 31, 1996. A Form 8-K, dated January 7, 1997, was filed reporting Item 5. Other Events and Item 7. Exhibits, reporting CSW's common stock dividend, CPL's rate review, Cajun asset purchase proposal, El Paso merger litigation and a CSW Communications telecommunications partnership.

         PSO AND WTU
         No reports were filed on Form 8-K during the quarter ended December 31, 1996.


       4-2


CSW
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

                              CENTRAL AND SOUTH WEST CORPORATION

                              By:  Lawrence B. Connors
                                   Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant and any subsidiaries thereof.

SIGNATURE                                  TITLE

E. R. Brooks                               President and CEO and Director
                                           (Principal Executive Officer)

Glenn D. Rosilier                          Chief Financial Officer
                                           (Principal Financial Officer)

Lawrence B. Connors                        Controller
                                           (Principal Accounting Officer)

*Glenn Biggs                               Director
*Molly Shi Boren                           Director
*Donald M. Carlton                         Director
*T. J. Ellis                               Director
*Glenn Files                               Executive Vice President and Director
*Joe H. Foy                                Director
*Dr. Robert W. Lawless                     Director
*James L. Powell                           Director
*T. V. Shockley, III                       Executive Vice President and Director
*J. C. Templeton                           Director
*Lloyd D. Ward                             Director

*Lawrence B. Connors, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                           *By:  Lawrence B. Connors
                                                 Attorney-in-Fact


       4-3


CPL
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                        CENTRAL POWER AND LIGHT COMPANY

                                        By:  R. Russell Davis
                                             Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

SIGNATURE                          TITLE

M. Bruce Evans                     President and Director
                                   (Principal Executive Officer)

R. Russell Davis                   Controller
                                   (Principal Accounting and Financial Officer)

*John F. Brimberry                 Director
*E. R. Brooks                      Director
*Glenn Files                       Director
*Ruben M. Garcia                   Director
*Robert A. McAllen                 Director
*Pete Morales, Jr.                 Director
*S. Loyd Neal, Jr.                 Director
*H. Lee Richards                   Director
*J. Gonzalo Sandoval               General Manager and Director
*Gerald E. Vaughn                  Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                     *By:  R. Russell Davis
                                           Attorney-in-Fact


       4-4


PSO
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                      PUBLIC SERVICE COMPANY OF OKLAHOMA

                                      By:  R. Russell Davis
                                           Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

SIGNATURE                          TITLE

T. D. Churchwell                   President and Director
                                   (Principal Executive Officer)

R. Russell Davis                   Controller
                                   (Principal Accounting and Financial Officer)

*E. R. Brooks                      Director
*Harry A. Clarke                   Director
*Glenn Files                       Director
*Paul K. Lackey, Jr.               Director
*Paula Marshall-Chapman            Director
*William R. McKamey                General Manager and Director
*Dr. Robert B. Taylor, Jr.         Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                     *By:  R. Russell Davis
                                           Attorney-in-Fact


       4-5


SWEPCO
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                         SOUTHWESTERN ELECTRIC POWER COMPANY

                                         By:  R. Russell Davis
                                              Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

SIGNATURE                          TITLE

Michael D. Smith                   President and Director
                                   (Principal Executive Officer)

R. Russell Davis                   Controller
                                   (Principal Accounting and Financial Officer)

*E. R. Brooks                      Director
*James E. Davison                  Director
*Glenn Files                       Director
*Dr. Frederick E. Joyce            Director
*John M. Lewis                     Director
*Karen C. Martin                   General Manager and Director
*William C. Peatross               Director
*Maxine P. Sarpy                   Director

*R. Russell Davis, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by each such person.

                                    *By:  R. Russell Davis
                                          Attorney-in-Fact


       4-6


WTU
SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997. The signature of the undersigned registrant shall be deemed to relate only to matters having reference to such registrant.

                                            WEST TEXAS UTILITIES COMPANY

                                            By:  R. Russell Davis
                                                 Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 1997. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above named registrant.

SIGNATURE                          TITLE

Floyd W. Nickerson                 President and Director
                                   (Principal Executive Officer)

R. Russell Davis                   Controller
                                   (Principal Accounting and Financial Officer)

*Richard F. Bacon                  Director
*E. R. Brooks                      Director
*Paul J. Brower                    General Manager and Director
*Glenn Files                       Director
*Tommy Morris                      Director
*Dian G. Owen                      Director
*James M. Parker                   Director
*Ted Steans                        Director
*F. L. Stephens                    Director

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

       (2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

          CSW
           1 Agreement and Plan of Merger Among El Paso Electric Company, Central and South West Corporation and CSW Sub, Inc. Dated as of May 3, 1993 as Amended May 18, 1993 (incorporated herein by reference to Exhibit 2.1 to CSW's Form 8-K dated December 29, 1993, File No. 1-1443).
           2 Second Amendment Dated as of August 26, 1993 to Agreement and Plan of Merger Among El Paso Electric Company, Central and South West Corporation and CSW Sub, Inc. Dated as of May 3, 1993 as amended on May 18, 1993 (incorporated herein by reference to Exhibit 2.2 to CSW's Form 8-K dated December 29, 1993, File No. 1-1443).
           3 Third Amendment Dated as of December 1, 1993 to Agreement and Plan of Merger Among El Paso Electric Company, Central and South West Corporation and CSW Sub, Inc. Dated as of May 3, 1993 as amended on May 18, 1993 and August 26, 1993 (incorporated herein by reference to Exhibit 2.3 to CSW's Form 8-K dated December 29, 1993, File No. 1-1443).
           4 Modified Third Amended Plan of Reorganization of El Paso Electric Company Providing for the Acquisition of El Paso Electric Company by Central and South West Corporation as corrected December 6, 1993, and confirmed by the Bankruptcy Court (incorporated herein by reference to Exhibit 2.4 to CSW's Form 8-K dated December 29, 1993, File No. 1-1443).
           5 Order and Judgment Confirming El Paso Electric Company's Third Amended Plan of Reorganization, as Modified, Under Chapter 11 of the United States Bankruptcy Code and Granting Related Relief (incorporated herein by reference to Exhibit 2.5 to CSW's Form 8-K dated December 29, 1993, File No. 1-1443).

          CSW AND SWEPCO
           6 Plan of Reorganization for Cajun Electric Power Cooperative, Inc. Submitted Jointly by The Members Committee, SWEPCO and Gulf States Utilities Company (incorporated herein by reference to CSW and SWEPCO's Form 8-K dated April 19, 1996).
           7 Amended Plan of Reorganization for Cajun Electric Power Cooperative, Inc. Submitted Jointly by The Members Committee, SWEPCO and Entergy Gulf States, Inc. (incorporated herein by reference to CSW and SWEPCO's Form 8-K dated September 30,
                 1996).


       (3) ARTICLES OF INCORPORATION AND BY-LAWS.

          CSW
           1 Certificate of Amendment to Second Restated Certificate of Incorporation of CSW (incorporated herein by reference to Item 10, Exhibit B-1.2 to the 1993 CSW annual report on Form U5S).
           2 Bylaws of CSW, as amended (incorporated herein by reference to Exhibit 3 (b) to CSW's 1990 Form 10-K, File No. 1-1443).
       4-8
          CPL
           1 Restated Articles of Incorporation, as amended, of CPL (incorporated herein by reference to Exhibit 4(a) to CPL's Registration Statement No. 33-4897, Exhibits 5 and 7 to Form U-1, File No. 70-7171, Exhibits 5, 8.1, 8.2 and 19 to Form U-1,
                 File No. 70-7472 and CPL's Form 10-Q for the quarterly period ended September 30, 1992, ITEM 6, Exhibit 1).
           2 Bylaws of CPL, as amended (incorporated herein by reference to Exhibit 3.1 to CPL's Form 10-Q dated September 30, 1996, File No. 0-346).
          PSO
           1 Restated Certificate of Incorporation of PSO (incorporated herein by reference to Exhibit 3 to PSO's 1987 Form 10-K, File No. 0-343).
           2 Bylaws of PSO, as amended (incorporated herein by reference to Exhibit 3.2 to PSO's Form 10-Q dated September 30, 1996, File No. 0-343).
          SWEPCO
           1 Restated Certificate of Incorporation, as amended, of SWEPCO (incorporated herein by reference to Exhibit 3 to SWEPCO's 1980 Form 10-K, File No. 1-3146, Exhibit 2 to Form U-1 File No. 70-6819, Exhibit 3 to Form U-1, File No. 70-6924 and Exhibit 4 to Form U-1 File No. 70-7360).
           2 Bylaws of SWEPCO, as amended (incorporated herein by reference to Exhibit 3.3 to SWEPCO's Form 10-Q dated September 30, 1996, File No. 1-3146).
          WTU
           1 Restated Articles of Incorporation, as amended, of WTU (incorporated herein by reference to Exhibit 3(e) 1 to WTU's 1994 Form 10-K, File No. 0-340).
           2 Bylaws of WTU, as amended (incorporated herein by reference to Exhibit 3.4 to WTU's Form 10-Q dated September 30, 1996, File No. 0-340).


       (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDER, INCLUDING INDENTURES.

          CPL
                 Indenture of Mortgage or Deed of Trust dated November 1, 1943, executed by CPL to The First National Bank of Chicago and Robert L. Grinnell, as Trustee, as amended through October 1, 1977 (incorporated herein by reference to Exhibit 5.01 in File No. 2-60712), and the Supplemental Indentures of CPL dated September 1, 1978 (incorporated herein by reference to Exhibit
                 2.02 in File No. 2-62271) and December 15, 1984, July 1, 1985,
                 May 1, 1986 and November 1, 1987 (incorporated herein by reference to Exhibit 17 to Form U-1, File No. 70-7003, Exhibit 4 (b) in File No. 2-98944, Exhibit 4 to Form U-1, File No. 70-7236 and Exhibit 4 to Form U-1, File No. 70-7249) and June 1, 1988, December 1, 1989, March 1, 1990, October 1, 1992,
                 December 1, 1992, February 1, 1993, April 1, 1993, May 1, 1994
                 and July 1, 1995 (incorporated herein by reference to Exhibit 2 to Form U-1, File No. 70-7520, Exhibit 3 to Form U-1, File No. 70-7721, Exhibit 10 to Form U-1, File No. 70-7725 and Exhibit 10 (a), 10 (b), 10 (c), 10 (d), 10(e) and 10(f), respectively, to Form U-1, File No. 70-8053).
          PSO
           1 Indenture dated July 1, 1945, as amended, of PSO (incorporated herein by reference to Exhibit 5.03 in Registration No. 2-60712), the Supplemental Indenture of PSO dated June 1, 1979 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-64432), the Supplemental Indenture of PSO dated December 1, 1979 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-65871), the Supplemental Indenture of PSO dated March 1, 1983 (incorporated herein by reference to Exhibit 2 to Form U-1, File No. 70-6822), the Supplemental Indenture of PSO dated May 1, 1986 (incorporated herein by reference to Exhibit 3 to Form U-1, File No. 70-7234), the Supplemental Indenture of PSO dated July 1, 1992
       4-9
                 (incorporated herein by reference to Exhibit 4 (b) to Form S-3, File No. 33-48650), the Supplemental Indenture of PSO dated December 1, 1992 (incorporated herein by reference to Exhibit 4
                 (c) to Form S-3, File No. 33-49143), the Supplemental Indenture of PSO dated April 1, 1993 (incorporated herein by reference to Exhibit 4 (b) to Form S-3, File No. 33-49575), Supplemental Indenture of PSO dated June 1, 1993 (incorporated herein by reference to Exhibit 4 (b) to PSO's 1993 Form 10-K, File No. 0-343) and Supplemental Indenture dated as of February 1, 1996 (incorporated herein by reference to Exhibit 4.03 to PSO's Form 8-K dated March 4, 1996, File No. 0-343).
           2 Indenture dated as of February 1, 1996 of PSO (incorporated herein by reference to Exhibit 4.01 to PSO's Form 8-K dated March 4, 1996, File No. 0-343) and First Supplemental Indenture dated as of February 1, 1996 of PSO (incorporated herein by reference to Exhibit 4.02 to PSO's Form 8-K dated March 4, 1996, File No. 0-343).
          SWEPCO
                 Indenture dated February 1, 1940, as amended through November 1, 1976, of SWEPCO (incorporated herein by reference to Exhibit
                 5.04 in Registration No. 2-60712), the Supplemental Indenture dated August 1, 1978 incorporated herein by reference to
                 Exhibit 2.02 in Registration No. 2-61943), the Supplemental Indenture dated January 1, 1980 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-66033), the Supplemental Indenture dated April 1, 1981 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-71126), the Supplemental Indenture dated May 1, 1982 (incorporated herein by reference to Exhibit 2.02 in Registration No. 2-77165), the Supplemental Indenture dated August 1, 1985 (incorporated herein by reference to Exhibit 4 to Form U-1, File No. 70-7121), the Supplemental Indenture dated May 1, 1986 (incorporated herein by reference to Exhibit 3 to Form U-1 File No. 70-7233), the Supplemental Indenture dated November 1, 1989 (incorporated herein by reference to Exhibit 3 to Form U-1, File No. 70-7676), the Supplemental Indenture dated June 1, 1992 (incorporated herein by reference to Exhibit 10 to Form U-1, File No. 70-7934), the Supplemental Indenture dated September 1, 1992 (incorporated herein by reference to Exhibit 10 (b) to Form U-1, File No. 72-8041), the Supplemental Indenture dated July 1, 1993 (incorporated herein by reference to Exhibit 10 (c) to Form U-1, File No. 70-8041) and the Supplemental Indenture dated October 1, 1993 (incorporated herein by reference to Exhibit 10 (a) to Form U-1, File No. 70-8239).
          WTU
                 Indenture dated August 1, 1943, as amended through July
                 1, 1973 (incorporated herein by reference to Exhibit 5.05 in File No. 2-60712), Supplemental Indenture dated May 1, 1979 (incorporated herein by reference to Exhibit No. 2.02 in File No. 2-63931), Supplemental Indenture dated November 15, 1981 (incorporated herein by reference to Exhibit No. 4.02 in File No. 2-74408), Supplemental Indenture dated November 1, 1983 (incorporated herein by reference to Exhibit 12 to Form U-1, File No. 70-6820), Supplemental Indenture dated April 15, 1985 (incorporated herein by reference to Amended Exhibit 13 to Form U-1, File No. 70-6925), Supplemental Indenture dated August 1, 1985 (incorporated herein by reference to Exhibit 4 (b) in File No. 2-98843), Supplemental Indenture dated May 1, 1986 (incorporated herein by reference to Exhibit 4 to Form U-1, File No. 70-7237), Supplemental Indenture dated December 1, 1989 (incorporated herein by reference to Exhibit 3 to Form U-1, in File No. 70-7719), Supplemental Indenture dated June 1, 1992 (incorporated herein by reference to Exhibit 10 to Form U-1, File No. 70-7936), Supplemental Indenture dated October 1, 1992 (incorporated herein by reference to Exhibit 10 to Form U-1, File No. 70-8057), Supplemental Indenture dated February 1, 1994 (incorporated herein by reference to Exhibit 10-Form U-1, File No. 70-8265), Supplemental Indenture dated March 1, 1995 (incorporated herein by reference to Exhibit 10(b) to Form U-1, File No. 70-8057) and Supplemental Indenture dated October 1, 1995 (incorporated herein by reference to Exhibit 10(c) to Form U-1, File No. 70-8057).

       4-10
       (10)  MATERIAL CONTRACTS.

           CSW
           + 1 Restricted Stock Plan for Central and South West Corporation (incorporated herein by reference to Exhibit 10(a) to CSW's 1990 Form 10-K, File No. 1-1443).
           + 2 Central and South West System Special Executive Retirement Plan (incorporated herein by reference to Exhibit 10(b) to CSW's 1990 Form 10-K, File No. 1-1443).
           + 3 Executive Incentive Compensation Plan for Central and South West System (incorporated herein by reference to Exhibit 10(c) to the Corporation's 1990 Form 10-K, File No. 1-1443).
             4 Central and South West Corporation Stock Option Plan (incorporated herein by reference to Exhibit 10(d) to the Corporation's 1990 Form 10-K, File No. 1-1443).
             5 Central and South West Corporation Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10(e) to the Corporation's 1990 Form 10-K, File No. 1-1443).
           + 6 Central and South West Corporation 1992 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Central and South West Corporation Notice of 1992 Annual Meeting of Shareholders and Proxy Statement).
             7 Amended and Restated Credit Agreement dated as of January 18, 1996 among Central and South West Corporation and the banks listed therein.
             8 Facility Agreement dated as of November 6, 1995 among CSW Investments, CSW (UK) plc and the banks listed therein.
             9 Agreement of Merger between Central and South West Corporation and Tejas Gas Corporation relating to Transok, Inc. (incorporated herein by reference to Exhibit 10 to CSW's Form 10-Q dated March 31, 1996, File No. 1-1443).

       (12)  STATEMENTS RE COMPUTATION OF RATIOS.

           CPL, PSO, SWEPCO AND WTU
           * 1 CPL's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1996.
           * 2 PSO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1996.
           * 3 SWEPCO's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1996.
           * 4 WTU's Statement re computation of Ratio of Earnings to Fixed Charges for the five years ended December 31, 1996.


     * (21)  SUBSIDIARIES OF THE REGISTRANT (CSW).


       (23)  CONSENT OF EXPERTS AND COUNSEL.

          CSW, CPL, PSO AND SWEPCO
           * 1   CSW's Consent of Auditors.
           * 2   CSW's Consent of Auditors.
           * 3   CPL's Consent of Auditors.
           * 4   PSO's Consent of Auditors.
           * 5   SWEPCO's Consent of Auditors.

       4-11
       (24)  POWER OF ATTORNEY.

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

           WTU
           * 1   WTU's Financial Data Schedule



       4-12


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


       4-13


SCHEDULE II-1
Central and South West Corporation and Subsidiary Companies
Valuation and Qualifying Accounts

           Column A        Column B           Column C        Column D  Column E
--------------------------------------------------------------------------------
                                             Additions
                                      ---------------------
                          Balance at  Charged to   Charged               Balance
                          Beginning   Costs and    to Other              at End
         Description       of Year     Expenses    Accounts  Deductions  of Year
--------------------------------------------------------------------------------
                                   (millions)
1996
Utility Plant
  Development Costs          $--         $117        $--        $(43)        $74





SCHEDULE II-2
Central Power and Light Company
Valuation and Qualifying Accounts

           Column A        Column B           Column C        Column D  Column E
--------------------------------------------------------------------------------
                                             Additions
                                      ---------------------
                          Balance at  Charged to   Charged               Balance
                          Beginning   Costs and    to Other              at End
         Description       of Year     Expenses    Accounts  Deductions  of Year
--------------------------------------------------------------------------------
                                   (thousands)
1996
Utility Plant
  Development Costs          $--        $21,509       $--    $(11,346)   $10,163





SCHEDULE II-3
Public Service Company of Oklahoma
Valuation and Qualifying Accounts

           Column A        Column B           Column C        Column D  Column E
--------------------------------------------------------------------------------
                                             Additions
                                      ---------------------
                          Balance at  Charged to   Charged               Balance
                          Beginning   Costs and    to Other              at End
         Description       of Year     Expenses    Accounts  Deductions  of Year
--------------------------------------------------------------------------------
                                   (thousands)
1996
Utility Plant
  Development Costs          $--       $51,109       $--     $(13,482)   $37,627



       4-14


SCHEDULE II-4
Southwestern Electric Power Company
Valuation and Qualifying Accounts

           Column A        Column B           Column C        Column D  Column E
--------------------------------------------------------------------------------
                                             Additions
                                      ---------------------
                          Balance at  Charged to   Charged               Balance
                          Beginning   Costs and    to Other              at End
         Description       of Year     Expenses    Accounts  Deductions  of Year
--------------------------------------------------------------------------------
                                   (thousands)
1996
Utility Plant
  Development Costs          $--       $29,700       $--     $(13,496)   $16,204





SCHEDULE II-5
West Texas Utilities Company
Valuation and Qualifying Accounts

           Column A        Column B           Column C        Column D  Column E
--------------------------------------------------------------------------------
                                             Additions
                                      ---------------------
                          Balance at  Charged to   Charged               Balance
                          Beginning   Costs and    to Other              at End
         Description       of Year     Expenses    Accounts  Deductions  of Year
--------------------------------------------------------------------------------
                                   (thousands)
1996
Utility Plant
  Development Costs          $--       $14,949       $--      $(4,257)   $10,692