Form 10-Q
period 1997-03-31
WEST TEXAS UTILITIES CO
filed 1997-05-15
CIK 105860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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

Common Stock Outstanding at May 9, 1997                            Shares
   Central and South West Corporation                            212,235,310
   Central Power and Light Company                                 6,755,535
   Public Service Company of Oklahoma                              9,013,000
   Southwestern Electric Power Company                             7,536,640
   West Texas Utilities Company                                    5,488,560

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

           CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

               TABLE OF CONTENTS TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1997

                                                                          PAGE

GLOSSARY OF TERMS.........................................................  3

FORWARD LOOKING INFORMATION...............................................  4

PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

         Central and South West Corporation and Subsidiary Companies......  5

         Central Power and Light Company.................................. 13

         Public Service Company of Oklahoma............................... 20

         Southwestern Electric Power Company.............................. 26

         West Texas Utilities Company..................................... 32

         Notes to Financial Statements.................................... 38


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................ 50


PART II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.......................................... 57

     ITEM 2.   CHANGES IN SECURITIES................................Inapplicable

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................Inapplicable

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........ 57

     ITEM 5.   OTHER INFORMATION....................................Inapplicable

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................... 61


SIGNATURES................................................................ 64

GLOSSARY OF TERMS
The following abbreviations or acronyms used in this text are defined below:

ABBREVIATION OR ACRONYM            DEFINITION
ANI................................American Nuclear Insurance
Arkansas Commission................Arkansas Public Service Commission
Cajun..............................Cajun Electric Power Cooperative, Inc.
Committee of Certain Members.......The members committee of Cajun, which currently represents 7 of the 12 Louisiana
                                   member distribution cooperatives that are
                                   served by Cajun
Court of Appeals...................Court of Appeals, Third District of Texas,
                                   Austin, Texas
CPL................................Central Power and Light Company, Corpus
                                   Christi, Texas
CPL 1996 Fuel Agreement............Fuel settlement agreement entered into by CPL and other parties in March 1996
CPL Final Order....................Final order issued on March 31, 1997 by Texas
                                   Commission in CPL's current rate case
CSW................................Central and South West Corporation, Dallas,
                                   Texas
CSW Energy.........................CSW Energy, Inc., Dallas, Texas
CSW International..................CSW International, Inc., Dallas, Texas
CSW System.........................CSW and its subsidiaries
CWIP...............................Construction work in progress
ECOM...............................Excess cost over market
El Paso............................El Paso Electric Company
El Paso Merger.....................The proposed merger whereby El Paso would have become a wholly owned subsidiary of CSW
Entergy Gulf States................Gulf States Utilities Company
EPA................................Environmental Protection Agency
Exchange Act.......................Securities Exchange Act of 1934, as amended
FASB...............................Financial Accounting Standards Board
FERC...............................Federal Energy Regulatory Commission
ITC................................Investment tax credit
KWH................................Kilowatt-hour
LIFO...............................Last-in First-out (inventory accounting method)
MD&A...............................Management's Discussion and Analysis of
                                   Financial Condition and Results of
                                   Operations
MDEQ...............................Mississippi Department of Environmental
                                   Quality
Merger Agreement...................Agreement and Plan of Merger between El Paso and CSW, dated as of May 3, 1993, as amended
MGP................................Manufactured gas plant or coal gasification plant
Mississippi Power..................Mississippi Power Company
MMbtu..............................Million Btu (British thermal unit)
MWH................................Megawatt-hour
National Grid......................National Grid Group plc
NEIL...............................Nuclear Electric Insurance Limited
NRC................................Nuclear Regulatory Commission
Oklahoma Commission................Corporation Commission of the State of
                                   Oklahoma
PRP................................Potentially responsible party
PSO................................Public Service Company of Oklahoma, Tulsa,
                                   Oklahoma
Registrant(s)......................CSW, CPL, PSO, SWEPCO and WTU
SEC................................United States Securities and Exchange
                                   Commission
SEEBOARD...........................SEEBOARD plc., Crawley, West Sussex, United
                                   Kingdom
SFAS...............................Statement of Financial Accounting Standards
SFAS No. 52........................Foreign Currency Translation
SFAS No. 71........................Accounting for the Effects of Certain Types
                                   of Regulation
SFAS No. 125.......................Accounting for Transfers and Servicing of
                                   Financial Assets and Extinguishment of
                                   Liabilities
STP................................South Texas Project nuclear electric generating station, jointly owned by CPL,
                                   Houston Lighting & Power Company (the project
                                   manager), City of Austin, and City of San
                                   Antonio
Supreme Court......................Supreme Court of Texas

ABBREVIATION OR ACRONYM            DEFINITION
SWEPCO.............................Southwestern Electric Power Company,
                                   Shreveport, Louisiana
SWEPCO Plan........................The plan of reorganization for Cajun filed by the Committee of Certain Members, SWEPCO and
                                   Entergy Gulf States on October 26, 1996 with
                                   the U.S. Bankruptcy Court for the Middle
                                   District of Louisiana
Texas Commission...................Public Utility Commission of Texas
Transok............................Transok, Inc. and subsidiaries, a former wholly owned subsidiary of CSW
U.S. Electric(s) or U.S. Electric
     Operating Companies...........CPL, PSO, SWEPCO and WTU
WTU................................West Texas Utilities Company, Abilene, Texas














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




                            PART I. FINANCIAL INFORMATION.

                            ITEM 1. FINANCIAL STATEMENTS.

                       CENTRAL AND SOUTH WEST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                    Three Months Ended
                                                         March 31,
                                              ------------------------------
                                                 1997               1996
                                              -----------        -----------
                                           (millions, except per share amounts)
OPERATING REVENUES
    U.S. Electric                                  $743              $666
    United Kingdom                                  521               537
    Other diversified                                14                12
                                                 ------            ------
                                                  1,278             1,215
OPERATING EXPENSES AND TAXES
    U.S. Electric fuel                              262               247
    U.S. Electric purchased power                    25                17
    United Kingdom cost of sales                    369               400
    Operating and maintenance                       252               221
    Provision for CPL Final Order                    41              --
    El Paso merger litigation                        25              --
    Depreciation and amortization                   118               115
    Taxes, other than income                         48                43
    Income taxes                                     11                28
                                                 ------            ------
                                                  1,151             1,071
                                                 ------            ------
OPERATING INCOME                                    127               144
                                                 ------            ------

OTHER INCOME AND DEDUCTIONS                           5                 8

                                                 ------            ------
INCOME BEFORE INTEREST CHARGES                      132               152
                                                 ------            ------

INTEREST CHARGES
    Interest on long-term debt                       83                78
    Interest on short-term debt and other            20                27
                                                 ------            ------
                                                    103               105
                                                 ------            ------

INCOME FROM CONTINUING OPERATIONS                    29                47

DISCONTINUED OPERATIONS
    Income from discontinued operations,
      net of income tax expense of $4
      for 1996.                                    --                   8
                                                 ------            ------

NET INCOME                                           29                55
  Preferred stock dividends                           4                 4
                                                 ------            ------
NET INCOME FOR COMMON STOCK                         $25               $51
                                                 ======            ======

Average Common Shares Outstanding                 211.8             199.0

Earnings per Share of Common Stock
   from Continuing Operations                     $0.12             $0.22
Earnings per Share of Common Stock
   from Discontinued Operations                    --                0.04
                                                 ------            ------
Earnings per Share of Common Stock                $0.12             $0.26
                                                 ======            ======

Dividends Paid per Share of Common Stock         $0.435            $0.435
                                                 ======            ======


   The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                               March 31,            December 31,
                                                 1997                  1996
                                              (unaudited)            (audited)
                                              ----------            ----------
                                                         (millions)
ASSETS

FIXED ASSETS
    Electric
        Production                               $5,793               $5,830
        Transmission                              1,544                1,538
        Distribution                              4,242                4,237
        General                                   1,323                1,318
        Construction work in progress               213                  230
        Nuclear fuel                                185                  184
                                                -------              -------
            Total Electric                       13,300               13,337
    Other diversified                               125                   84
                                                -------              -------
                                                 13,425               13,421
  Less - Accumulated depreciation
         and amortization                         4,971                4,940
                                                -------              -------
                                                  8,454                8,481
                                                -------              -------
CURRENT ASSETS
    Cash and temporary cash investments             120                  254
    Special deposits                                 78                 --
    Accounts receivable                             794                  861
    Materials and supplies, at average cost         183                  185
    Electric utility fuel inventory                  87                  102
    Under-recovered fuel costs                       52                   46
    Prepayments and other                            72                   85
                                                -------              -------
                                                  1,386                1,533
                                                -------              -------
DEFERRED CHARGES AND OTHER ASSETS
    Deferred plant costs                            508                  509
    Mirror CWIP asset                               296                  299
    Other non-utility investments                   293                  347
    Income tax related regulatory assets, net       236                  236
    Goodwill                                      1,449                1,525
    Other                                           347                  402
                                                -------              -------
                                                  3,129                3,318
                                                -------              -------
                                                $12,969              $13,332
                                                =======              =======











       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                               March 31,            December 31,
                                                 1997                  1996
                                              (unaudited)            (audited)
                                              ----------            ----------
                                                         (millions)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common stock equity
    Common stock: $3.50 par value
        Authorized: 350.0 million shares
        Issued and outstanding: 212.2
          million shares in 1997 and
          211.5 million shares in 1996              $743              $740
    Paid-in capital                                1,038             1,022
    Retained earnings                              1,896             1,963
    Foreign currency translation
      adjustment and other                            27                77
                                                 -------           -------
                                                   3,704             3,802
                                                 -------           -------
  Preferred stock
    Not subject to mandatory redemption              292               292
    Subject to mandatory redemption                   33                33
  Long-term debt                                   3,986             4,024
                                                 -------           -------
                                                   8,015             8,151
                                                 -------           -------

CURRENT LIABILITIES
    Long-term debt and preferred stock
       due within twelve months                      203               204
    Short-term debt                                  619               364
    Short-term debt - CSW Credit, Inc.               493               579
    Loan notes                                        66                76
    Accounts payable                                 438               630
    Accrued taxes                                     85               324
    Accrued interest                                 111                82
    Other                                            231               166
                                                 -------           -------
                                                   2,246             2,425
                                                 -------           -------

DEFERRED CREDITS
    Accumulated deferred income taxes              2,253             2,272
    Investment tax credits                           288               291
    Other                                            167               193
                                                 -------           -------
                                                   2,708             2,756
                                                 -------           -------
                                                 $12,969           $13,332
                                                 =======           =======








       The accompanying notes to consolidated financial statements are an integral part of these statements.

                       CENTRAL AND SOUTH WEST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1997            1996
                                                   ----------      ----------
OPERATING ACTIVITIES                                       (millions)
    Net Income                                         $29             $55
    Non-cash Items Included in Net Income
        Depreciation and amortization                  127             134
        Deferred income taxes and investment
            tax credits                                  5              27
        Provision for CPL Final Order                   41            --
    Changes in Assets and Liabilities
        Accounts receivable                             61              47
        Fuel recovery                                   (6)            (26)
        Accounts payable                               (89)           (111)
        Accrued taxes                                 (230)            (86)
    Other                                               30             (40)
                                                   -------         -------
                                                       (32)           --
                                                   -------         -------
INVESTING ACTIVITIES
    Construction expenditures                          (97)           (102)
    Acquisition expenditures                          --            (1,245)
    CSW Energy/CSW International projects              (27)             (2)
    Sale of National Grid assets                      --                99
    Other                                               (5)            (17)
                                                   -------         -------
                                                      (129)         (1,267)
                                                   -------         -------
FINANCING ACTIVITIES
    Common stock sold                                   19             424
    Proceeds from issuance of long-term debt          --                30
    SEEBOARD acquisition financing                    --               773
    Retirement of long-term debt                        (1)            (27)
    Special deposits for the reacquisition
       of preferred stock                              (77)           --
    Other financing activities                          16            --
    Change in short-term debt                          169              20
    Payment of dividends                               (96)            (88)
                                                   -------         -------
                                                        30           1,132
                                                   -------         -------

Effect of exchange rate changes on cash and
    cash equivalents                                    (3)             (4)

NET CHANGE IN CASH AND CASH EQUIVALENTS               (134)           (139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       254             401
                                                   -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $120            $262
                                                   =======         =======


SUPPLEMENTARY INFORMATION
    Interest paid less amounts capitalized             $80             $83
                                                   =======         =======
    Income taxes paid                                 $238             $91
                                                   =======         =======




       The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTRAL AND SOUTH WEST CORPORATION AND SUBSIDIARY COMPANIES

         Set forth below is information concerning the consolidated results of operations for CSW for the three month comparative periods ended March 31, 1997 and March 31, 1996. For information concerning the results of operations for each of the U.S. Electric Operating Companies, see the discussions under the heading RESULTS OF OPERATIONS following the financial statements of each of the U.S. Electric Operating Companies.


RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1997 AND 1996

         NET INCOME FOR COMMON STOCK. Net income for common stock decreased from $51 million in the first quarter of 1996 to $25 million in the first quarter of 1997 due in part to the provision recorded in 1997 for the CPL Final Order of approximately $41 million (approximately $27 million, net of tax). Other factors contributing to the decrease were an approximate $16 million, net of tax charge in the first quarter of 1997 related to CSW's El Paso litigation; the absence in 1997 of Transok's earnings that were present in 1996; and increased operating and maintenance expense. Partially offsetting these reductions in net income for common stock were increased non-fuel electric revenues at the U.S. Electric Operating Companies, as discussed below, and increased earnings from CSW's investment in SEEBOARD resulting primarily from financing activities associated with the SEEBOARD acquisition and a favorable movement in the exchange rate between the British pound and the dollar. See NOTE 6. CPL RATE REVIEW DOCKET NO. 14965 for additional information relating to the CPL Final Order. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information on CSW's El Paso litigation.

         In the first quarter of 1997, the U.S. Electric Operating Companies and CSW's investment in SEEBOARD contributed the following percentages to CSW's results of operations. Certain of these proportions are not indicative of typical contributions due to the impact of the CPL Final Order and the charge CSW recorded for the El Paso litigation.
                                                             CORPORATE
                          U.S.       SEEBOARD      TOTAL      ITEMS AND
                        ELECTRIC    INVESTMENT    ELECTRIC     OTHER      TOTAL
                        -------------------------------------------------------

    Operating Revenues    58%           41%          99%           1%      100%
    Operating Income      64%           46%         110%         (10)%     100%
    Net Income for CSW
      Common              61%          127%         188%         (88)%     100%


         U.S. ELECTRIC REVENUES. U.S. Electric revenues increased $77 million, or 12% in the first quarter of 1997 compared to the same period a year ago due to several factors, including an $18 million increase in fuel revenues because of higher fuel costs which are discussed below. The remaining increase results from higher non-fuel revenues, including a 3.4% increase in retail MWH sales resulting from increased customer usage and growth; approximately $16 million of new transmission access revenues at CPL and WTU related to FERC Order No. 888 and the Texas Commission's rules regarding transmission access and pricing, the effect of which is almost entirely offset by a corresponding increase in transmission expense; the absence in 1997 of the provision for rate refund at CPL related to the CPL 1996 Fuel Agreement and the effect of the settlement in principle of the rate case expense phase of Docket No. 17280, which provided for approximately $13 million of rate case expenses to be recovered as an offset to the refund in CPL's rate proceeding, Docket No. 14965.

         UNITED KINGDOM REVENUES. United Kingdom revenues decreased $16 million, or 3% in the first quarter of 1997 compared to the first quarter of 1996 due primarily to a reduction in the fossil fuel levy collected on behalf of the United Kingdom government and the adverse effect of mild weather on sales volume partially offset by the exchange rate movement between the British pound and the dollar.

         U.S. ELECTRIC FUEL. U.S. Electric fuel expense increased $15 million to $262 million in the first quarter of 1997 compared to the first quarter of 1996 due in part to an increase in the average cost of fuel from $1.77 per MMbtu to $1.84 per MMbtu, reflecting higher spot market natural gas prices. Also contributing to the increase was an $8.8 million reduction in fuel expense recorded in the first quarter of 1996 in accordance with the CPL 1996 Fuel Agreement. These increases in fuel expense were partially offset by lower spot market coal prices, lower coal delivery costs and the decrease in gas generation at PSO, SWEPCO and WTU which resulted from its higher relative price.

         U.S. ELECTRIC PURCHASED POWER. U.S. Electric purchased power increased $8 million to $25 million in the first quarter of 1997 compared to the same period a year ago due primarily to increased purchases of economy energy at a higher cost and other purchases at CPL which resulted from a scheduled nuclear refueling at STP and an overhaul of a coal-fired generating plant.

         UNITED KINGDOM COST OF SALES. United Kingdom cost of sales decreased $31 million, or 8%, in the first quarter of 1997 due primarily to the aforementioned reduced fossil fuel levy and impact of mild weather on sales volume.

         OPERATING AND MAINTENANCE. Operating and maintenance expense increased $31 million to $252 million in the first quarter of 1997 compared to the same period in 1996 due in part to new transmission access expense of approximately $15 million at CPL and WTU related to FERC Order No. 888 and the Texas Commission's rules regarding transmission access and pricing, the effect of which was more than offset by a corresponding increase in transmission revenue. Also contributing to the increase were the write-off at CPL of certain previously deferred rate case expenses of approximately $11 million in accordance with the settlement in principle of the rate case expense phase of CPL's current rate case and additional charges recorded in the first quarter of 1997 related to the restructuring that CSW undertook in 1996.

         PROVISION FOR CPL FINAL ORDER. CPL recorded a $41 million reserve in the first quarter of 1997 related to the CPL Final Order issued by the Texas Commission in Docket No. 14965. See NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for additional information.

         EL PASO MERGER LITIGATION. CSW recorded a $25 million charge in the first quarter of 1997 for litigation related to the termination of CSW's proposed merger with El Paso. See NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for additional information.

         TAXES, OTHER THAN INCOME. Taxes, other than income increased $5 million to $48 million in the first quarter of 1997 compared to the same period a year ago due primarily to higher recorded state franchise tax expense at CPL and increased ad valorem tax recorded at PSO and SWEPCO due to higher property assessments.

         INCOME TAXES. Income tax expense decreased $17 million to $11 million in the first quarter of 1997 due primarily to the tax benefits associated with both the CPL Final Order and CSW's El Paso litigation.

         INTEREST CHARGES. Interest charges decreased $2 million to $103 million in the first quarter of 1997. Interest on long-term debt increased $5 million due primarily to a full quarter of interest expense in 1997 compared to a partial quarter of interest expense in 1996 related to the SEEBOARD acquisition financing and the addition in 1997 of interest expense resulting from a fourth quarter 1996 debt issuance by CSW Energy. The increase in interest on long-term debt was more than offset by a $7 million decrease in interest on short-term debt due primarily to lower levels of short-term borrowings.

         DISCONTINUED OPERATIONS. The results of Transok are shown separately in discontinued operations. CSW's results for the quarter ended March 31, 1997 do not reflect any earnings from Transok because Transok was sold in June 1996. See
NOTE 7. DISCONTINUED OPERATIONS for additional information, related to the sale of Transok.

CPL


                           CENTRAL POWER AND LIGHT COMPANY




                            PART I. FINANCIAL INFORMATION.

                            ITEM 1. FINANCIAL STATEMENTS.

                         CENTRAL POWER AND LIGHT COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           1997         1996
                                                        ----------   ----------
                                                               (thousands)

ELECTRIC OPERATING REVENUES                              $314,661     $253,388

OPERATING EXPENSES AND TAXES
  Fuel                                                     78,260       64,017
  Purchased power                                          17,601       12,435
  Other operating                                          75,771       50,520
  Provision for CPL Final Order                            40,923         --
  Maintenance                                              14,984       10,344
  Depreciation and amortization                            38,373       39,595
  Taxes, other than income                                 21,257       18,354
  Income taxes                                             (2,711)       9,998
                                                        ---------    ---------
                                                          284,458      205,263
                                                        ---------    ---------

OPERATING INCOME                                           30,203       48,125
                                                        ---------    ---------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during construction         485         --
  Other                                                      (286)       1,748
                                                        ---------    ---------
                                                              199        1,748
                                                        ---------    ---------

INCOME BEFORE INTEREST CHARGES                             30,402       49,873
                                                        ---------    ---------

INTEREST CHARGES
  Interest on long-term debt                               26,975       27,269
  Interest on short-term debt and other                     7,127        6,663
  Allowance for borrowed funds used
     during construction                                     (493)        (679)
                                                        ---------    ---------
                                                           33,609       33,253
                                                        ---------    ---------


NET INCOME (LOSS)                                          (3,207)      16,620

  Preferred stock dividends                                 3,433        3,437
                                                        ---------    ---------

NET INCOME (LOSS) FOR COMMON STOCK                        $(6,640)     $13,183
                                                        =========    =========




                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1997          1996
                                                     (unaudited)     (audited)
                                                     ----------     ----------
ASSETS                                                       (thousands)

 ELECTRIC UTILITY PLANT
     Production                                      $3,100,946      $3,102,929
     Transmission                                       506,589         505,801
     Distribution                                       969,177         956,928
     General                                            273,472         271,347
     Construction work in progress                      105,617          95,336
     Nuclear fuel                                       184,553         184,229
                                                     ----------      ----------
                                                      5,140,354       5,116,570

  Less - Accumulated depreciation and amortization    1,736,637       1,697,552
                                                     ----------      ----------
                                                      3,403,717       3,419,018
                                                     ----------      ----------

CURRENT ASSETS
     Cash                                                 3,061           3,299
     Special deposits                                    77,576             113
     Accounts receivable                                 52,321          53,038
     Materials and supplies, at average cost             76,903          75,732
     Fuel inventory                                      12,381          15,461
     Under-recovered fuel costs                          31,114          26,298
     Prepayments                                          1,742           4,371
                                                     ----------      ----------
                                                        255,098         178,312
                                                     ----------      ----------

DEFERRED CHARGES AND OTHER ASSETS
     Deferred STP costs                                 486,699         486,978
     Mirror CWIP asset                                  295,596         298,708
     Income tax related regulatory assets, net          332,594         335,226
     Other                                               97,376         110,021
                                                     ----------      ----------
                                                      1,212,265       1,230,933
                                                     ----------      ----------

                                                     $4,871,080      $4,828,263
                                                     ==========      ==========










                The accompanying notes to financial statements as
                   they relate to CPL are an integral part of
                                these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                                 BALANCE SHEETS

                                                  March 31,         December 31,
                                                    1997                1996
                                                 (unaudited)          (audited)
                                                 ----------          ----------
CAPITALIZATION AND LIABILITIES                            (thousands)

CAPITALIZATION
    Common stock:   $25 par value
       Authorized shares:   12,000,000
       Issued and outstanding shares: 6,755,535    $168,888            $168,888
    Paid-in capital                                 405,000             405,000
    Retained earnings                               839,292             868,932
                                                 ----------          ----------
                                                  1,413,180           1,442,820
                                                 ----------          ----------

     Preferred stock                                250,351             250,351
     Long-term debt                               1,324,984           1,323,054
                                                 ----------          ----------
                                                  2,988,515           3,016,225
                                                 ----------          ----------

CURRENT LIABILITIES
     Long-term debt due within twelve months        200,000             200,000
     Advances from affiliates                       114,112              52,525
     Payables to affiliates                          29,440              23,995
     Accounts payable                                44,708              45,946
     Accrued taxes                                   23,127              64,207
     Accrued interest                                36,294              31,566
     Refund due customers                            47,336              43,266
     Provision for CPL Final Order                   40,923                --
     Accumulated deferred income taxes                9,063               7,310
     Other                                           17,969              19,048
                                                 ----------          ----------
                                                    562,972             487,863
                                                 ----------          ----------

DEFERRED CREDITS
     Accumulated deferred income taxes            1,158,920           1,162,051
     Investment tax credits                         145,743             147,191
     Other                                           14,930              14,933
                                                 ----------          ----------
                                                  1,319,593           1,324,175
                                                 ----------          ----------

                                                 $4,871,080          $4,828,263
                                                 ==========          ==========








                The accompanying notes to financial statements as
                   they relate to CPL are an integral part of
                                these statements.

                         CENTRAL POWER AND LIGHT COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                      Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1997              1996
                                                   --------          --------
OPERATING ACTIVITIES                                      (thousands)
     Net Income                                     $(3,207)          $16,620
     Non-cash Items Included in Net Income
         Depreciation and amortization               43,353            45,355
         Deferred income taxes and
             investment tax credits                    (194)            3,063
         Establishment of regulatory assets            --               6,313
         Provision for CPL Final Order               40,923              --
     Changes in Assets and Liabilities
         Accounts receivable                            717            (3,922)
         Fuel inventory                               3,080             3,364
         Accounts payable                             3,773           (13,022)
         Accrued taxes                              (41,080)          (28,261)
         Fuel recovery                               (4,816)           (4,422)
         Refund due customers                         4,070            22,678
     Other                                           21,208           (10,983)
                                                   --------          --------
                                                     67,827            36,783
                                                   --------          --------

INVESTING ACTIVITIES
     Construction expenditures                      (26,871)          (21,049)
     Other                                            1,006              (416)
                                                   --------          --------
                                                    (25,865)          (21,465)
                                                   --------          --------

FINANCING ACTIVITIES
     Reacquisition of long-term debt                   --                (231)
     Special deposits for the reaquisition
        of preferred stock                          (77,463)             --
     Change in advances from affiliates              61,587            11,199
     Payment of dividends                           (26,283)          (28,656)
     Other                                              (41)              (85)
                                                   --------          --------
                                                    (42,200)          (17,773)
                                                   --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (238)           (2,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      3,299             2,883
                                                   --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $3,061              $428
                                                   ========          ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized         $22,685           $25,276
                                                   ========          ========
     Income taxes paid                              $18,111           $12,753
                                                   ========          ========


                The accompanying notes to financial statements as they relate to CPL are an integral part of these statements.

CENTRAL POWER AND LIGHT COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1997 AND 1996

         NET INCOME FOR COMMON STOCK. Net income for common stock decreased from $13.2 million for the first quarter of 1996 to a loss of $6.6 million during the first quarter of 1997. The major reason for the decrease was the recording of the Provision for CPL Final Order of approximately $41 million (approximately $27 million, net of tax). See NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for more information related to the CPL Final Order. This decrease was partially offset by an increase in non-fuel electric revenues.

         ELECTRIC OPERATING REVENUES. Total electric operating revenues increased approximately $61 million or 24% in the first quarter of 1997 compared to the first quarter of 1996 due to several factors, including an increase in fuel revenues because of higher fuel costs which are discussed below; an increase of approximately $9 million in non-fuel revenues resulting from a 7% increase in retail MWH sales due primarily to increased customer demand; an increase in transmission revenues of approximately $11.8 million as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was almost entirely offset by a corresponding increase in transmission expense; and a decrease in the provision for rate refund, resulting from the absence in 1997 of the $14.4 million provision for refund related to the CPL 1996 Fuel Agreement recorded in the first quarter of 1996, and the effect of the settlement in principle of the rate case expense phase of Docket No. 17280, which provided for approximately $13 million of rate case expenses to be recovered as an offset to the refund in CPL's rate proceeding, Docket No. 14965.

         FUEL. Fuel expense increased $14.2 million, or 22%, in the first quarter of 1997 compared with the first quarter of 1996 primarily as a result of an increase in the average unit cost of fuel from $1.57 per MMbtu in the first quarter of 1996 to $1.78 per MMbtu in the first quarter of 1997. This increase resulted primarily from higher spot market prices for natural gas. Also contributing to this increase was a one-time $8.8 million reduction in fuel expense recorded in the first quarter of 1996 in accordance with the CPL 1996 Fuel Agreement.

         PURCHASED POWER. Purchased power expense increased 42% from $12.4 million during the first quarter of 1996 to $17.6 million in the first quarter of 1997 due primarily to the rise in natural gas prices discussed above, which affected not only the cost of cogeneration purchases but also the cost of additional purchased power resulting from the scheduled refueling outage of STP Unit 2 and the overhaul of a coal-fired generation plant in the first quarter of 1997.

         OTHER OPERATING. Other operating expense increased 50% to $75.8 million in the first quarter of 1997 due primarily to an approximate $11.5 million increase in transmission operations expenses as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was more than offset by a corresponding increase in transmission revenue; the write-off of approximately $11 million in previously deferred rate case expenses in accordance with the settlement in principle of the rate case expense phase of CPL's current rate case; and additional expenses recorded in the first quarter of 1997 associated with the restructuring that CSW undertook in 1996. These increases were offset in part by reductions in pension expense and other employee related expenses.

         PROVISION FOR CPL FINAL ORDER. CPL recorded a $40.9 million reserve in the first quarter of 1997 related to the CPL Final Order issued by the Texas Commission in Docket No. 14965. See NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 for additional information.

         MAINTENANCE. Maintenance expenses increased to approximately $15.0 million in the first quarter of 1997 from approximately $10.3 million in the first quarter of 1996 due primarily to the scheduled refueling outage of STP Unit 2 during the first quarter of 1997.

         TAXES, OTHER THAN INCOME. Taxes, other than income increased approximately $2.9 million in the first quarter of 1997 compared to the first quarter of 1996 due primarily to increased state franchise taxes.

         INCOME TAXES. Income taxes decreased approximately $12.7 million in the first quarter of 1997 compared with the first quarter of 1996 resulting from the income tax benefits associated with the Provision for CPL Final Order.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased due primarily to the write-off of certain plant development costs of approximately $1.3 million during the first quarter of 1997.

PSO


                   PUBLIC SERVICE COMPANY OF OKLAHOMA




                     PART I. FINANCIAL INFORMATION.

                     ITEM 1. FINANCIAL STATEMENTS.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                   1997                 1996
                                                 ---------           ---------
                                                          (thousands)

ELECTRIC OPERATING REVENUES                       $155,165            $147,419

OPERATING EXPENSES AND TAXES
  Fuel                                              62,859              62,548
  Purchased power                                   11,925               8,664
  Other operating                                   27,712              28,080
  Maintenance                                        5,936               6,198
  Depreciation and amortization                     19,783              19,031
  Taxes, other than income                           7,300               6,776
  Income taxes                                       2,972               2,118
                                                 ---------           ---------
                                                   138,487             133,415
                                                 ---------           ---------

OPERATING INCOME                                    16,678              14,004
                                                 ---------           ---------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
     construction                                       90                  (1)
  Other                                               (252)                243
                                                 ---------           ---------
                                                      (162)                242
                                                 ---------           ---------

INCOME BEFORE INTEREST CHARGES                      16,516              14,246
                                                 ---------           ---------

INTEREST CHARGES
  Interest on long-term debt                         7,618               7,438
  Interest on short-term debt and other              1,612               1,689
  Allowance for borrowed funds used
     during construction                              (477)               (359)
                                                 ---------           ---------
                                                     8,753               8,768
                                                 ---------           ---------

NET INCOME                                           7,763               5,478

  Preferred stock dividends                            204                 204
                                                 ---------           ---------

NET INCOME FOR COMMON STOCK                         $7,559              $5,274
                                                 =========           =========





                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                  March 31,         December 31,
                                                    1997                1996
                                                 (unaudited)         (audited)
                                                 ----------          ----------
ASSETS                                                    (thousands)

 ELECTRIC UTILITY PLANT
     Production                                    $903,219            $902,813
     Transmission                                   369,791             368,280
     Distribution                                   784,506             773,590
     General                                        195,405             186,252
     Construction work in progress                   50,397              59,241
                                                 ----------          ----------
                                                  2,303,318           2,290,176

  Less - Accumulated depreciation and
         amortization                             1,003,783             987,283
                                                 ----------          ----------
                                                  1,299,535           1,302,893
                                                 ----------          ----------

CURRENT ASSETS
     Cash                                             6,856               1,479
     Accounts receivable                             21,900              11,069
     Materials and supplies, at average cost         33,515              34,542
     Fuel inventory                                  14,749              14,061
     Accumulated deferred income taxes                3,816               2,558
     Prepayments                                      1,919               2,991
                                                 ----------          ----------
                                                     82,755              66,700
                                                 ----------          ----------

DEFERRED CHARGES AND OTHER ASSETS                    62,558              62,004
                                                 ----------          ----------

                                                 $1,444,848          $1,431,597
                                                 ==========          ==========
















                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                           CONSOLIDATED BALANCE SHEETS


                                                  March 31,         December 31,
                                                    1997                1996
                                                 (unaudited)          (audited)
                                                 ----------          ----------
CAPITALIZATION AND LIABILITIES                            (thousands)

CAPITALIZATION
     Common stock:  $15 par value
       Authorized shares: 11,000,000
       Issued shares:  10,482,000
       Outstanding shares: 9,013,000               $157,230            $157,230
     Paid-in capital                                180,000             180,000
     Retained earnings                              153,502             145,943
                                                 ----------          ----------
                                                    490,732             483,173
                                                 ----------          ----------

     Preferred stock                                 19,826              19,826
     Long-term debt                                 420,681             420,301
                                                 ----------          ----------
                                                    931,239             923,300
                                                 ----------          ----------

CURRENT LIABILITIES
     Advances from affiliates                        70,174              42,867
     Payables to affiliates                          20,085              27,425
     Accounts payable                                28,542              47,604
     Payables to customers                           14,601              14,329
     Accrued taxes                                   16,702              12,306
     Accrued interest                                10,890               9,193
     Other                                            5,871               7,421
                                                 ----------          ----------
                                                    166,865             161,145
                                                 ----------          ----------

DEFERRED CREDITS
     Accumulated deferred income taxes              252,249             251,007
     Investment tax credits                          42,742              43,438
     Income tax related regulatory
        liabilities, net                             45,017              46,007
     Other                                            6,736               6,700
                                                 ----------          ----------
                                                    346,744             347,152
                                                 ----------          ----------

                                                 $1,444,848          $1,431,597
                                                 ==========          ==========









                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

                       PUBLIC SERVICE COMPANY OF OKLAHOMA

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      1997             1996
                                                    --------         --------
OPERATING ACTIVITIES                                       (thousands)
     Net Income                                       $7,763           $5,478
     Non-cash Items Included in Net Income
         Depreciation and amortization                21,276           20,519
         Deferred income taxes and investment tax
            credits                                   (1,702)           3,845
     Changes in Assets and Liabilities
         Accounts receivable                         (10,831)          (1,223)
         Prepayments                                   1,072              879
         Accounts payable                            (26,681)          (4,469)
         Accrued taxes                                 4,396           (8,662)
      Other                                            3,053               42
                                                    --------         --------
                                                      (1,654)          16,409
                                                    --------         --------

INVESTING ACTIVITIES
     Construction expenditures                       (19,423)         (18,050)
     Other                                              (649)            (733)
                                                    --------         --------
                                                     (20,072)         (18,783)
                                                    --------         --------

FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt           --             29,799
     Retirement of long-term debt                       --            (25,000)
     Change in advances from affiliates               27,307            6,019
     Payment of dividends                               (204)          (7,228)
                                                    --------         --------
                                                      27,103            3,590
                                                    --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                5,377            1,216
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,479              744
                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $6,856           $1,960
                                                    ========         ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized           $6,644           $6,458
                                                    ========         ========
     Income taxes paid                                $3,611             $495
                                                    ========         ========









                The accompanying notes to consolidated financial statements as they relate to PSO are an integral part of these statements.

PUBLIC SERVICE COMPANY OF OKLAHOMA
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1997 AND 1996


         NET INCOME FOR COMMON STOCK. Net income for common stock increased 43% to $7.6 million during the first quarter of 1997 from $5.3 million during the first quarter of 1996. The increase resulted primarily from higher non-fuel revenues which were partially offset by increased depreciation and higher ad valorem taxes.

         ELECTRIC OPERATING REVENUES. Electric operating revenues were $155.2 million during the first quarter of 1997, a 5% increase from $147.4 million during the first quarter of 1996. The increase was due primarily to increased fuel related revenue, as discussed below, as well as higher non-fuel related revenue.

         FUEL. Fuel expense was relatively constant at $62.9 million during the first quarter of 1997 compared to $62.5 million in the first quarter of 1996. During the first quarter of 1997, PSO experienced an over-recovery of fuel costs compared to an under-recovery of fuel costs in the first quarter of 1996. The resulting increase in fuel expense was virtually offset by a 9% decrease in generation and lower average unit fuel costs in 1997. The average unit fuel costs declined from $2.10 per MMbtu in the first quarter of 1996 to $1.95 per MMbtu in the first quarter of 1997. The decline in the average unit fuel costs was due primarily to a change in the mix of fuel used, utilizing lower cost coal in place of higher cost spot market natural gas to the extent possible. The decrease in generation is attributable to the higher spot market natural gas prices, which also resulted in an increase in purchased power as discussed below.

         PURCHASED POWER. Purchased power expenses increased approximately 38% to $11.9 million for the first quarter of 1997 from $8.7 million in the same period of 1996. The increase was due primarily to increases in the amount of economy energy purchased.

         OTHER OPERATING. Other operating expenses were $27.7 million during the first quarter of 1997 compared to $28.1 million in the first quarter of 1996. The decrease was due primarily to lower customer accounting and employee pension expenses. Partially offsetting this decrease was the recognition of additional employee related expenses associated with the restructuring that CSW undertook in 1996.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 4% to $19.8 million in the first quarter of 1997 from $19.0 million in the first quarter of 1996 as a result of an increase in depreciable property.

         TAXES, OTHER THAN INCOME. Taxes, other than income were $7.3 million in 1997, an 8% increase from $6.8 million in the first quarter of 1996. This increase was due primarily to higher ad valorem taxes in the first quarter of 1997.

         INCOME TAXES. Income taxes were $3.0 million in the first quarter of 1997 compared to $2.1 million in the same period of 1996 due primarily to higher taxable income in 1997.

SWEPCO



                            SOUTHWESTERN ELECTRIC POWER COMPANY




                               PART I. FINANCIAL INFORMATION.

                               ITEM 1. FINANCIAL STATEMENTS.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                                     Three Months Ended
                                                           March 31
                                                 -----------------------------
                                                    1997                1996
                                                 ---------           ---------
                                                          (thousands)

ELECTRIC OPERATING REVENUES                       $203,280            $200,881

OPERATING EXPENSES AND TAXES
  Fuel                                              87,596              89,312
  Purchased power                                    5,131               5,334
  Other operating                                   32,547              31,894
  Maintenance                                        9,040               9,106
  Depreciation and amortization                     23,424              22,241
  Taxes, other than income                          13,396              11,911
  Income taxes                                       6,072               4,734
                                                 ---------           ---------
                                                   177,206             174,532
                                                 ---------           ---------

OPERATING INCOME                                    26,074              26,349
                                                 ---------           ---------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used
     during construction                              --                   324
  Other                                               (297)                762
                                                 ---------           ---------
                                                      (297)              1,086
                                                 ---------           ---------

INCOME BEFORE INTEREST CHARGES                      25,777              27,435
                                                 ---------           ---------

INTEREST CHARGES
  Interest on long-term debt                        10,543              11,000
  Interest on short-term debt and other              2,111               2,423
  Allowance for borrowed funds used
     during construction                              (399)               (755)
                                                 ---------           ---------
                                                    12,255              12,668
                                                 ---------           ---------

NET INCOME                                          13,522              14,767

  Preferred stock dividends                            758                 779
                                                 ---------           ---------

NET INCOME FOR COMMON STOCK                        $12,764             $13,988
                                                 =========           =========





                The accompanying notes to financial statements as
                  they relate to SWEPCO are an integral part of
                                these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS


                                                  March 31,         December 31,
                                                    1997                1996
                                                 (unaudited)          (audited)
                                                 ----------          ----------
ASSETS                                                     (thousands)

 ELECTRIC UTILITY PLANT
     Production                                  $1,371,046          $1,407,134
     Transmission                                   466,257             463,425
     Distribution                                   851,629             844,503
     General                                        288,520             283,878
     Construction work in progress                   32,817              45,374
                                                 ----------          ----------
                                                  3,010,269           3,044,314

  Less - Accumulated depreciation                 1,173,721           1,192,356
                                                 ----------          ----------
                                                  1,836,548           1,851,958
                                                 ----------          ----------

CURRENT ASSETS
     Cash                                             1,106               1,879
     Accounts receivable                             51,592              68,140
     Materials and supplies, at average cost         28,659              29,265
     Fuel inventory                                  43,395              55,775
     Under-recovered fuel costs                       7,258               9,120
     Prepayments and other                           15,356              13,499
                                                 ----------          ----------
                                                    147,366             177,678
                                                 ----------          ----------

DEFERRED CHARGES AND OTHER ASSETS                    78,442              69,520
                                                 ----------          ----------

                                                 $2,062,356          $2,099,156
                                                 ==========          ==========
















                The accompanying notes to financial statements as
                  they relate to SWEPCO are an integral part of
                                these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                                 BALANCE SHEETS


                                                       March 31,    December 31,
                                                         1997          1996
                                                      (unaudited)    (audited)
                                                      ----------    ----------
CAPITALIZATION AND LIABILITIES                              (thousands)

CAPITALIZATION
     Common stock:  $18 par value
        Authorized shares: 7,600,000
        Issued and outstanding shares: 7,536,640        $135,660       $135,660
     Paid-in capital                                     245,000        245,000
     Retained earnings                                   320,564        321,801
                                                      ----------     ----------
                                                         701,224        702,461
                                                      ----------     ----------
     Preferred stock
        Not subject to mandatory redemption               16,032         16,032
        Subject to mandatory redemption                   32,464         32,464
     Long-term debt                                      597,911        597,151
                                                      ----------     ----------
                                                       1,347,631      1,348,108
                                                      ----------     ----------

CURRENT LIABILITIES
     Long-term debt and preferred stock due within
       twelve months                                       2,770          3,760
     Advances from affiliates                             64,906         57,495
     Accounts payable                                     35,817         48,826
     Payable to affiliates                                54,922         68,708
     Customer deposits                                    10,369         10,497
     Accrued taxes                                        25,940         25,241
     Accumulated deferred income taxes                     3,567          4,162
     Accrued interest                                     12,547         14,782
     Other                                                16,126         27,449
                                                      ----------     ----------
                                                         226,964        260,920
                                                      ----------     ----------

DEFERRED CREDITS
     Accumulated deferred income taxes                   373,572        372,552
     Investment tax credits                               70,342         71,507
     Income tax related regulatory liabilities, net       34,839         36,106
     Other                                                 9,008          9,963
                                                      ----------     ----------
                                                         487,761        490,128
                                                      ----------     ----------

                                                      $2,062,356     $2,099,156
                                                      ==========     ==========





                The accompanying notes to financial statements as
                  they relate to SWEPCO are an integral part of
                                these statements.

                       SOUTHWESTERN ELECTRIC POWER COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                      1997             1996
                                                    --------         --------
OPERATING ACTIVITIES                                       (thousands)
     Net Income                                      $13,522          $14,767
     Non-cash Items Included in Net Income
         Depreciation and amortization                25,297           24,823
         Deferred income taxes and investment tax
            credits                                   (2,007)           4,888
     Changes in Assets and Liabilities
         Accounts receivable                          16,548          (12,556)
         Fuel inventory                               12,380            1,212
         Deferred charges and other assets            (8,922)           3,313
         Accounts payable                            (12,396)          (9,864)
         Payable to affiliates                       (13,786)           8,317
         Accrued interest                             (2,235)          (5,265)
         Fuel recovery                                 1,862          (14,745)
    Other                                            (12,180)          (9,048)
                                                    --------         --------
                                                      18,083            5,842
                                                    --------         --------

INVESTING ACTIVITIES
     Construction expenditures                       (10,116)         (15,926)
     Other                                            (1,127)          (2,098)
                                                    --------         --------
                                                     (11,243)         (18,024)
                                                    --------         --------

FINANCING ACTIVITIES
     Retirement of long-term debt                       (990)          (1,645)
     Change in advances from affiliates                7,411           23,491
     Payment of dividends                            (14,034)         (10,036)
                                                    --------         --------
                                                      (7,613)          11,810
                                                    --------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (773)            (372)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,879            1,702
                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,106           $1,330
                                                    ========         ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized          $14,813          $17,321
                                                    ========         ========
     Income taxes paid                                $6,970             $541
                                                    ========         ========





             The accompanying notes to financial statements as they
                 relate to SWEPCO are an integral part of these
                                   statements.

SOUTHWESTERN ELECTRIC POWER COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1997 AND 1996

         NET INCOME FOR COMMON STOCK. Net income for common stock for the first quarter of 1997 was $12.8 million, a decrease of $1.2 million, or 9%, from approximately $14.0 million for the same period of 1996. The decrease resulted primarily from higher depreciation and amortization expenses and increased tax expenses which were offset in part by increased non-fuel revenues.

         ELECTRIC OPERATING REVENUES. Electric operating revenues were relatively stable, increasing 1% to $203.3 million during the first quarter of 1997 compared to $200.9 million in the first quarter of 1996. The increase is attributable to increased non-fuel revenue as a result of a 3% increase in retail KWH sales due primarily to increased customer growth and demand combined with an increase in off-system wholesale sales. Electric operating revenues were also affected by decreased fuel recovery.

         FUEL. Fuel expense was $87.6 million during the first quarter of 1997, a 2% decrease from $89.3 million for the same period of 1996. The decrease was due primarily to a decrease in average unit fuel costs from $1.83 per MMbtu in 1996 to $1.68 per MMbtu in 1997 due to a decline in the delivered cost of coal resulting from lower transportation charges as well as purchases of lower priced spot market coal. A decrease in natural gas generation because of its relative higher cost per MMbtu also contributed to the lower fuel expense during the first quarter of 1997.

         OTHER OPERATING EXPENSES. Other operating expenses were $32.5 million during the first quarter of 1997, an increase of $0.7 million, or 2%, from the comparable period of 1996. The increase was due primarily to additional expenses recorded in the first quarter of 1997 associated with the restructuring that CSW undertook in 1996 which were offset in part by decreased pension expenses and decreased outside services expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million or 5% during the first quarter of 1997 compared to the same period of 1996 due primarily to an increase in depreciable plant.

         TAXES, OTHER THAN INCOME. Taxes, other than income increased approximately $1.5 million, or 12%, during the first quarter of 1997 compared to the same period of 1996 due primarily to increased ad valorem taxes and payroll taxes which were offset in part by decreased state franchise taxes.

         INCOME TAXES. Income taxes increased approximately $1.3 million, or 28%, during the first quarter of 1997 compared to the same period of 1996 due primarily to an overstatement of permanent tax differences in the first quarter of 1997 which has subsequently been adjusted in the second quarter.

         OTHER INCOME AND DEDUCTIONS. Other income and deductions decreased approximately $1.4 million during the first quarter of 1997 compared to the first quarter of 1996 as a result of charges associated with the write-off of certain plant development costs in the first quarter of 1997. In addition, allowance for funds used during construction was lower in the first quarter of 1997 compared to 1996.

WTU



                                WEST TEXAS UTILITIES COMPANY




                               PART I. FINANCIAL INFORMATION.

                               ITEM 1. FINANCIAL STATEMENTS.

                          WEST TEXAS UTILITIES COMPANY

                              STATEMENTS OF INCOME
                                   (unaudited)


                                                     Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                   1997                1996
                                                 --------            --------
                                                          (thousands)

ELECTRIC OPERATING REVENUES                       $92,646             $80,789

OPERATING EXPENSES AND TAXES
  Fuel                                             32,885              31,983
  Purchased power                                  11,397               5,916
  Other operating                                  20,710              16,475
  Maintenance                                       3,084               3,219
  Depreciation and amortization                    10,091               9,678
  Taxes, other than income                          6,096               5,598
  Income taxes                                        498                 165
                                                 --------            --------
                                                   84,761              73,034
                                                 --------            --------

OPERATING INCOME                                    7,885               7,755
                                                 --------            --------

OTHER INCOME AND DEDUCTIONS
  Allowance for equity funds used during
     construction                                      99                 138
  Other                                                49                 249
                                                 --------            --------
                                                      148                 387
                                                 --------            --------

INCOME BEFORE INTEREST CHARGES                      8,033               8,142
                                                 --------            --------

INTEREST CHARGES
  Interest on long-term debt                        5,088               5,296
  Interest on short-term debt and other             1,314               1,378
  Allowance for borrowed funds used
     during construction                             (230)               (286)
                                                 --------            --------
                                                    6,172               6,388
                                                 --------            --------

NET INCOME                                          1,861               1,754

  Preferred stock dividends                            66                  66
                                                 --------            --------

NET INCOME FOR COMMON STOCK                        $1,795              $1,688
                                                 ========            ========





          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                      March 31,     December 31,
                                                        1997           1996
                                                     (unaudited)     (audited)
                                                     ----------      ----------
ASSETS                                                       (thousands)

 ELECTRIC UTILITY PLANT
     Production                                        $417,778        $417,467
     Transmission                                       201,581         200,688
     Distribution                                       350,840         347,328
     General                                             96,873          92,622
     Construction work in progress                       24,486          30,036
                                                     ----------      ----------
                                                      1,091,558       1,088,141

  Less - Accumulated depreciation and amortization      421,795         414,777
                                                     ----------      ----------
                                                        669,763         673,364
                                                     ----------      ----------

CURRENT ASSETS
     Cash                                                   409             664
     Accounts receivable                                 30,375          24,123
     Materials and supplies, at average cost             16,747          15,966
     Fuel inventory                                       8,193           8,140
     Coal inventory                                       8,332           8,534
     Accumulated deferred income taxes                     --             1,079
     Under-recovered fuel costs                          14,105           7,857
     Prepayments and other                                2,980           2,435
                                                     ----------      ----------
                                                         81,141          68,798
                                                     ----------      ----------

DEFERRED CHARGES AND OTHER ASSETS
     Deferred Oklaunion costs                            21,433          22,365
     Restructuring costs                                 10,382          10,854
     Other                                               33,679          34,998
                                                     ----------      ----------
                                                         65,494          68,217
                                                     ----------      ----------

                                                       $816,398        $810,379
                                                     ==========      ==========










          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                                 BALANCE SHEETS


                                                      March 31,    December 31,
                                                        1997           1996
                                                    (unaudited)     (audited)
                                                      --------       --------
CAPITALIZATION AND LIABILITIES                              (thousands)

CAPITALIZATION
     Common stock:  $25 par value
        Authorized shares: 7,800,000
        Issued and outstanding shares: 5,488,560      $137,214       $137,214
     Paid-in capital                                     2,236          2,236
     Retained earnings                                 120,872        123,077
                                                      --------       --------
                                                       260,322        262,527
                                                      --------       --------

     Preferred stock                                     6,291          6,291
     Long-term debt                                    275,963        275,070
                                                      --------       --------
                                                       542,576        543,888
                                                      --------       --------

CURRENT LIABILITIES
     Advances from affiliates                           33,054         14,833
     Payables to affiliates                              9,802         13,578
     Accounts payable                                   18,082         19,669
     Accrued taxes                                       5,157         13,463
     Accrued interest                                    9,178          5,403
     Accumulated deferred income taxes                     466           --
     Other                                               3,155          4,124
                                                      --------       --------
                                                        78,894         71,070
                                                      --------       --------

DEFERRED CREDITS
     Accumulated deferred income taxes                 144,160        144,146
     Investment tax credits                             28,909         29,239
     Income tax related regulatory liabilities, net     16,724         16,918
     Other                                               5,135          5,118
                                                      --------       --------
                                                       194,928        195,421
                                                      --------       --------

                                                      $816,398       $810,379
                                                      ========       ========







          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

                          WEST TEXAS UTILITIES COMPANY

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                      Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                     1997              1996
                                                   --------          --------
OPERATING ACTIVITIES                                       (thousands)
     Net Income                                      $1,861            $1,754
     Non-cash Items Included in Net Income
         Depreciation and amortization               10,936            10,144
         Deferred income taxes and investment
           tax credits                                1,035               854
     Changes in Assets and Liabilities
         Accounts receivable                         (6,252)            4,117
         Accounts payable                            (4,591)           (6,730)
         Accrued taxes                               (8,306)           (7,506)
         Accrued interest                             3,775             1,694
         Fuel recovery                               (6,248)           (2,787)
     Other                                             (447)             (261)
                                                   --------          --------
                                                     (8,237)            1,279
                                                   --------          --------

INVESTING ACTIVITIES
     Construction expenditures                       (5,361)           (9,607)
     Other                                             (815)             (371)
                                                   --------          --------
                                                     (6,176)           (9,978)
                                                   --------          --------

FINANCING ACTIVITIES
     Change in advances from affiliates              18,221            13,297
     Payment of dividends                            (4,066)           (5,000)
     Other                                             --                  (7)
                                                   --------          --------
                                                     14,155             8,290
                                                   --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (258)             (409)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        664               717
                                                   --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $406              $308
                                                   ========          ========

SUPPLEMENTARY INFORMATION
     Interest paid less amounts capitalized          $1,330            $3,733
                                                   ========          ========
     Income taxes paid                               $1,833            $1,220
                                                   ========          ========








          The accompanying notes to financial statements as they relate to WTU are an integral part of these statements.

WEST TEXAS UTILITIES COMPANY
RESULTS OF OPERATIONS

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1997 AND 1996

         NET INCOME FOR COMMON STOCK. Net income for common stock was relatively stable at $1.8 million during the first quarter of 1997 compared to $1.7 million in the first quarter of 1996.

         ELECTRIC OPERATING REVENUES. Electric operating revenues increased approximately $11.9 million or 15% in the first quarter of 1997 compared to the first quarter of 1996 due to several factors, including a $6.1 million increase in fuel revenues because of higher fuel costs which are discussed below and a 6% increase in retail KWH sales resulting primarily from increased customer usage. Also contributing to the increase was $4.5 million in transmission revenues as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was almost entirely offset by a corresponding increase in transmission expense.

         FUEL. Fuel expense increased $0.9 million, or 3%, for the first quarter of 1997 compared to the first quarter of 1996 due primarily to an increase in average unit fuel costs from $2.06 per MMbtu in 1996 to $2.42 per MMbtu in 1997, the effect of which was partially offset by an 8% decrease in generation. The increased unit fuel cost resulted from higher spot market natural gas prices, which were partially offset by purchases of lower-priced spot market coal.

         PURCHASED POWER. Purchased power expenses increased approximately $5.5 million during the first quarter of 1997 compared to the first quarter of 1996, primarily as a result of additional economy energy purchases at a higher cost per MWH.

         OTHER OPERATING. Other operating expenses increased approximately $4.2 million during the first quarter of 1997 compared to the first quarter of 1996. The increase was primarily due to a $4.1 million increase in transmission expenses as a result of the implementation of open access tariffs in accordance with FERC Order No. 888 and the Texas Commission rules regarding transmission access and pricing, the effect of which was more than offset by a corresponding increase in transmission revenue and the recognition of additional employee-related expenses in the first quarter of 1997 associated with the restructuring that CSW undertook in 1996. Partially offsetting the increase in other operating expenses was a decrease in pension expense.

         INCOME TAXES. Income taxes increased $0.3 million in the first quarter of 1997 as compared to the first quarter of 1996 due primarily to higher taxable income.

INDEX TO APPLICABLE NOTES TO FINANCIAL STATEMENTS
BY REGISTRANT





NOTE 1.      PRINCIPLES OF PREPARATION      CSW, CPL, PSO, SWEPCO, WTU

NOTE 2.      LITIGATION AND REGULATORY      CSW, CPL, PSO, SWEPCO, WTU
             PROCEEDINGS

NOTE 3.      CONTINGENT LIABILITIES         CSW, CPL, PSO, SWEPCO, WTU

NOTE 4.      COMMON STOCK AND DIVIDENDS     CSW, CPL, PSO, SWEPCO, WTU

NOTE 5.      INCOME TAXES                   CSW, CPL, PSO, SWEPCO, WTU

NOTE 6.      CPL RATE REVIEW - DOCKET       CSW, CPL
             NO. 14965

NOTE 7.      DISCONTINUED OPERATIONS        CSW

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.  PRINCIPLES OF PREPARATION

         The condensed financial statements of the Registrants included herein have been prepared by each Registrant pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996.

         The unaudited financial information furnished herewith reflects all adjustments which are, in the opinion of management of such Registrant, necessary for a fair statement of the results of operations for the interim periods. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

         The financial statements of SEEBOARD and its related entities have been translated from British pounds to U.S. dollars in accordance with SFAS No. 52. All balance sheet accounts are translated at the exchange rate at March 31, 1997 and all income statement items are translated at the average exchange rate for the applicable period. At March 31, 1997, the current exchange rate was approximately (pound)1.00=$1.64 and the average exchange rate for the three month period ended March 31, 1997 was approximately (pound)1.00=$1.63. All resulting translation adjustments are recorded directly to Foreign Currency Translation Adjustment on CSW's consolidated balance sheets. Cash flow statement items are translated at a combination of average, historical and current exchange rates. The effect of the changes in exchange rates on cash and cash equivalents, resulting from the translation of items at the different exchange rates, is shown on CSW's Consolidated Statements of Cash Flows in Effect of Exchange Rate Changes on Cash and Cash Equivalents.

         Effective January 1, 1997, CPL and WTU began utilizing the LIFO method for the valuation of all fossil fuel inventories. Previously, CPL had used the weighted average cost method and WTU had used the LIFO method for coal and the weighted average cost method for other fuel inventories. PSO utilizes the LIFO method. SWEPCO continues to utilize the weighted average cost method pending approval of the Arkansas Commission to utilize the LIFO method. The change in accounting did not affect the results of operations due to the regulatory treatment of such costs.

         Certain financial statement items for prior years have been reclassified to conform to the 1997 presentation.


2.  LITIGATION AND REGULATORY PROCEEDINGS

         See the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996 for additional discussion of litigation and regulatory proceedings. Reference is also made to NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES, NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965 and PART II - ITEM 1. for additional discussion of litigation matters.

         TERMINATION OF EL PASO MERGER
         In May 1993, CSW entered into a Merger Agreement pursuant to which El Paso would have emerged from bankruptcy as a wholly owned subsidiary of CSW. On June 9, 1995, following CSW's notification that it was terminating the Merger Agreement, El Paso filed suit against CSW seeking a $25 million termination fee from CSW, damages in excess of $400 million for various contract and tort claims, punitive damages, interest as permitted by law and certain other costs. On June 15, 1995, CSW filed suit against El Paso seeking a $25 million termination fee from El Paso due to El Paso's breach of the Merger Agreement, at least $3.6 million in rate case expenses incurred by CSW on behalf of El Paso related to state regulatory merger proceedings and a declaratory judgment that CSW properly terminated the Merger Agreement. On June 14, 1996, CSW filed an amended complaint seeking a first priority administrative expense claim of $50 million from El Paso based upon El Paso's alleged breach of the Merger Agreement.

         The United States Bankruptcy Court for the Western District of Texas, Austin Division, consolidated the El Paso suit and the CSW suit into one adversary proceeding. CSW was the named plaintiff in the consolidated adversary proceeding. The trial was completed on January 30, 1997. On April 11, 1997, the court issued an interim order in which it ruled that CSW owed El Paso the $25 million termination fee pursuant to the terms of the Merger Agreement. In addition, the court stated that CSW may owe El Paso certain interest costs alleged by El Paso to be approximately $18 million. CSW and El Paso dispute how and under what circumstances the interest costs issue needs to be resolved. To date, the court has made no determination with respect to this issue.

         CSW is currently considering its legal options regarding the court's interim order. However, based upon the court's interim order, CSW recorded a charge of $25 million which is included in CSW's first quarter of 1997 consolidated results of operations. In addition, if the interest costs are ultimately determined to be owed by CSW to El Paso, it could have a material adverse effect on CSW's consolidated results of operations (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         CPL FUEL PROCEEDING
         As previously reported, CPL filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $34.4 million, or 15.4% on an annual basis. In addition, CPL proposed to implement a fuel surcharge of $23.4 million, including accumulated interest, over a twelve month period. On February 10, 1997, CPL filed a Stipulation with the Texas Commission which would surcharge customers the $23.4 million and would coordinate the surcharge with any refund in CPL's current rate case as described in NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965. In the Stipulation, CPL's fuel factors were increased approximately $29.4 million, or 13.2%, on an annual basis. The Texas Commission's interim approval of the stipulated fuel factors permitted a March 1997 implementation of the fuel factors. The CPL Final Order, issued March 31, 1997, confirmed the interim approval.

         SWEPCO FUEL PROCEEDING
         In April 1997, SWEPCO filed with the Texas Commission an application concerning fuel cost under-recoveries and a possible fuel surcharge. The application included a motion to either abate the interim surcharge and consolidate the surcharge or alternatively, implement an interim surcharge in the months of July 1997 through June 1998. In its filing, SWEPCO indicated it had an under-recovered Texas jurisdictional fuel cost balance of approximately $10.2 million, including interest, through January 1997. Furthermore, SWEPCO believes its under-recovered position will continue in the future (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). SWEPCO is requesting postponement of any required interim surcharge of fuel cost under-recoveries in order to have these under-recoveries considered as part of a fuel reconciliation to be filed with the Texas Commission in the second quarter of 1997.

         WTU FUEL PROCEEDING
         As previously reported, in February 1997, WTU filed with the Texas Commission an Application for Authority to Implement an increase in fuel factors of $4.2 million, or 4.2%, on an annual basis. Additionally, WTU proposed to implement a fuel surcharge of $13.3 million, including accumulated interest, over a twelve month period to collect its under-recovered fuel costs. WTU requested authority to implement the revised fuel factors in conjunction with the May 1997 billings and to commence the surcharge in conjunction with its June 1997 billings.

         On April 14, 1997, an agreement in principle was reached with the parties to settle this docket. Under the proposed settlement, WTU agreed not to increase the fuel factors. Also, the $13.3 million surcharge will be implemented over the period June 1997 through February 1999. A final order from the Texas Commission approving this stipulated agreement is expected in the second quarter of 1997.

         PSO REGULATORY MATTERS
         As previously reported, in July 1996, the Oklahoma Commission staff filed an application seeking a review of PSO's earnings and rate structure. The review was initiated to investigate the potential impact on PSO's rates of both the sale of Transok by CSW, PSO's restructuring efforts and PSO's improved financial results. Although rate reviews do not have specific time limitations, a schedule has been established for PSO's response. In accordance with the established schedule, PSO filed financial information with the Oklahoma Commission staff on November 1, 1996, and cost of service and rate design testimony on January 10, 1997. The Oklahoma Commission staff and intervenors are scheduled to file their revenue requirements testimony on June 5, 1997. A hearing on the merits of the review is scheduled to begin on July 31, 1997. On January 14, 1997, the Oklahoma Commission approved a joint settlement which provides that all bills rendered beginning with PSO's June 1997 billing cycle shall be considered interim rates subject to refund in the event the permanent final order grants less than the current revenue produced by the existing rates.

         A final order of the Oklahoma Commission is expected in the fall of 1997. Although PSO's management cannot predict the ultimate outcome of PSO's rate review, management believes that the ultimate resolution will not have a material adverse effect on CSW or PSO's results of operations or financial condition (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). However, if PSO ultimately is unsuccessful in reaffirming adequate rates, PSO and CSW each could experience a material adverse effect on their results of operations and financial condition.


3.  CONTINGENT LIABILITIES

         CPL DEFERRED ACCOUNTING
         By orders issued in 1989 and 1990, the Texas Commission authorized CPL to defer certain STP Unit 1 and Unit 2 costs incurred between the commercial operation dates of those units and the effective date of rates reflecting the operation of those units. Upon appeal of the 1989 CPL order, and a related order involving another utility, the Texas Supreme Court in 1994 sustained deferred accounting as an appropriate mechanism for the Texas Commission to use in preserving the financial integrity of CPL, but remanded CPL's case to the Court of Appeals to consider certain substantial evidence points of error not previously decided by the Court of Appeals. On August 16, 1995, the Court of Appeals rendered its opinion in the remand proceeding and affirmed the Texas Commission's order in all respects.

         By orders issued in October 1990 and December 1990, the Texas Commission quantified the STP Unit 1 and Unit 2 deferred accounting costs and authorized the inclusion of the amortization of the costs and associated return in CPL's retail rates. These Texas Commission orders were appealed to the Travis County District Court where the appeals are still pending. Language in the Texas Supreme Court's opinion in the appeal of the deferred accounting authorization case suggests that the appropriateness of including deferred accounting costs in rates charged to customers is dependent on a finding in the first case in which the deferred STP costs are to be recovered through rates that the deferral was actually necessary to preserve the utility's financial integrity. If, in the appeals of the October 1990 and December 1990 rate orders, the courts decide that subsequent review under the financial integrity standard is required and was not made in those orders, then such rate orders would be remanded to the Texas Commission for the purpose of entering findings applying the financial integrity standard. Pending the ultimate resolution of CPL's deferred accounting issues, CPL is unable to predict how its deferred accounting orders will ultimately be resolved by the Texas Commission.

         If CPL's deferred accounting matters are not favorably resolved, CSW and CPL could experience a material adverse effect on their respective results of operations and financial condition. While CPL's management is unable to predict the ultimate outcome of these matters, management believes either CPL will receive approval of its deferred accounting amounts or CPL will be successful in renegotiation of its rate orders, so that there will be no material adverse effect on CSW's or CPL's results of operations or financial condition (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

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

         CPL purchased, for its own account, a NEIL I Business Interruption and/or Extra Expense policy. This insurance will reimburse CPL for extra expenses incurred for replacement generation or purchased power as a result of a covered accident that shuts down production at one or both of the STP Units for more than 21 consecutive weeks. In the event of an outage of STP Units 1 and 2 and the outage is the result of the same accident, such insurance will reimburse CPL up to 80% of the single unit recovery. The maximum amount recoverable for a single unit outage is $118.6 million for both Units 1 and 2. CPL is subject to an additional assessment up to $1.9 million for the current policy year in the event insured losses at a nuclear facility covered under the NEIL I policy exceeds the accumulated funds available under the policy. CPL renewed its current NEIL I Business Interruption and/or Extra Expense policy on September 15, 1996.

         For further information relating to litigation associated with CPL nuclear insurance claims, reference is made to PART II - ITEM 1.

         SWEPCO BILOXI, MISSISSIPPI MANUFACTURED GAS PLANT SITE
         As previously reported, SWEPCO was notified by Mississippi Power in 1994 that it may be a PRP at a MGP site in Biloxi, Mississippi, which was formerly owned and operated by a predecessor of SWEPCO. Since then, SWEPCO has worked with Mississippi Power on both the investigation of the extent of contamination on the site as well as on the subsequent sampling of the site. The sampling results indicated contamination at the property as well as the possibility of contamination of an adjacent property. A risk assessment was submitted to the MDEQ, whose ensuing comments requested that a future residential exposure scenario be evaluated for comparison with commercial and industrial exposure scenarios. However, Mississippi Power and SWEPCO do not believe that cleanup to a residential scenario is appropriate since this site has been industrial/commercial for more than 100 years, and Mississippi Power plans to continue this type of usage. Mississippi Power and SWEPCO also presented a report to the MDEQ demonstrating that the ground water on the site was not potable, further demonstrating that cleanup to residential standards is not necessary.

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

         A final range of cleanup costs has not been determined, but based on preliminary estimates, SWEPCO has incurred to date approximately $200,000 for its portion of the cleanup of this site and anticipates that an additional $2 million may be required (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).
Accordingly, SWEPCO has accrued $2 million for the cleanup of the site.

         SWEPCO VODA PETROLEUM SUPERFUND SITE
         As previously reported, in April 1996, SWEPCO received correspondence from the EPA providing notification that SWEPCO is a PRP to a cleanup action planned for the Voda Petroleum Superfund Site located in Clarksville, Texas. SWEPCO is conducting a records review to compile documentation relating to SWEPCO's past use of the Voda Petroleum site. The proposed cleanup of the site is estimated by the EPA to cost approximately $2 million and to take approximately twelve months to complete (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION). The potential for over 30 PRP's to conduct the cleanup in lieu of EPA conducting the cleanup is under consideration. Any SWEPCO liability associated with this project is not expected to have a material adverse effect on its results of operations or its financial condition.

         SWEPCO HENRY W. PIRKEY POWER PLANT
         In connection with the South Hallsville lignite mining contract for its Henry W. Pirkey Power Plant, SWEPCO has agreed, under certain conditions, to assume the obligations of the mining contractor. As of March 31, 1997, the maximum amount SWEPCO would have to assume was $62.1 million. The maximum amount may vary as the mining contractor's need for funds fluctuates. The contractor's actual obligation outstanding as of March 31, 1997 was $54.0 million.

         SWEPCO SOUTH HALLSVILLE LIGNITE MINE
         As part of the process to receive a renewal of a Texas Railroad Commission permit for lignite mining at the South Hallsville lignite mine, SWEPCO has agreed to provide guarantees of mine reclamation in the amount of $72 million. Since SWEPCO uses self-bonding, the guarantee provides for SWEPCO to commit to use its resources to complete the reclamation in the event the work is not completed by the third party miner. The current cost to reclaim the mine is estimated to be approximately $36 million (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).


4.  COMMON STOCK AND DIVIDENDS

         CSW's earnings per share of common stock are computed by dividing net income for common stock by the average number of common shares outstanding for the respective periods. CSW's dividends per common share reflect per share amounts paid during the periods. See MD&A - LIQUIDITY AND CAPITAL RESOURCES CAPITAL STRUCTURE for information related to recent changes in CSW's common stock plans.

         The U.S. Electric Operating Companies' mortgage indentures, as amended and supplemented, contain certain restrictions on the use of their retained earnings for cash dividends on their common stock. These restrictions do not currently limit the ability of CSW to pay dividends to its shareholders. At March 31, 1997, approximately $1.5 billion of the subsidiary companies' retained earnings were available for payment of cash dividends by such subsidiaries to CSW. The amounts attributable to the U.S. Electric Operating Companies were as follows.

CPL - $745 million         PSO - $154 million          SWEPCO - $321 million
                           WTU - $121 million

5.  INCOME TAXES

         The following tables provide a reconciliation of the differences between total income tax expense (income taxes included in Operating Expenses and Taxes as well as Other Income and Deductions) at the federal statutory tax rate and the effective tax rate for the Registrants.

INCOME TAX RATE
RECONCILIATION                      CSW    CPL      PSO      SWEPCO    WTU
                                 --------------------------------------------
                                 (millions)            (thousands)
                                             --------------------------------
QUARTER ENDED MARCH 31, 1997
Income (loss)before taxes
  attributable to:
   Domestic operations             $(7)
   Foreign operations               45
                                   ---
Income (loss) before taxes         $38   $(7,363)  $10,322   $18,884   $2,156

Tax at U.S. statutory rate         $13   $(2,577)   $3,613    $6,609     $755
Differences
  Amortization of ITC               (4)   (1,447)     (696)   (1,166)    (330)
  Mirror CWIP                        1     1,089        --        --       --
  Non-deductible goodwill
    amortization                     3        --        --        --       --
  Prior period adjustments          (2)   (1,720)     (261)     (198)    (124)
  Other                             (2)      498      (172)      116       (5)
                                   ------------------------------------------
Tax Expense                         $9   $(4,157)   $2,484    $5,361     $296
                                   ------------------------------------------

Effective Tax Rate                  23%       56%       24%       28%      14%


QUARTER ENDED MARCH 31, 1996
Income before taxes attributable
         to:
   Domestic operations             $54
   Foreign operations               24
                                   ---
Income before taxes                $78   $25,454    $7,157   $18,633   $1,727

Tax at U.S. statutory rate         $27    $8,909    $2,505    $6,521     $605
 Differences
   Amortization of ITC              (3)   (1,447)     (696)   (1,182)    (330)
   Mirror CWIP                       1       877        --        --       --
   Other                            (2)      495      (200)   (1,456)    (302)
                                   ------------------------------------------
 Tax Expense                       $23    $8,834    $1,609    $3,883     $(27)
                                   ------------------------------------------

 Effective Tax Rate                 29%       35%       22%       21%      (2)%


6.  CPL RATE REVIEW - DOCKET NO. 14965

         OVERVIEW
         As previously reported, in November 1995, CPL filed with the Texas Commission a request to increase its retail base rates $71 million. In a preliminary order issued December 21, 1995, the Texas Commission expanded the scope of the rate review proceeding to address certain competitive issues facing the electric utility industry including estimates of CPL's potential stranded costs based upon various possible structures of the electric industry. In May 1996, CPL placed a $70 million base rate increase into effect under bond. The bonded rates are subject to refund based on the final order of the Texas Commission.

         CPL FINAL ORDER
         On March 31, 1997, the Texas Commission issued the CPL Final Order in CPL's Rate Review Docket No. 14965. The CPL Final Order lowers the annual base rates of CPL by approximately $27 million, or approximately 3.5% in 1997, from CPL's existing rate level prior to CPL's May 1996 implementation of bonded rates. The Texas Commission also introduced a glide path rate reduction scheme whereby CPL's rates will be reduced by an additional $16 million in 1998 and another $16 million in 1999. The preliminary estimated financial impact of the CPL Final Order is described below.

         There are numerous contributing factors to the difference between the $71 million retail base rate increase originally requested by CPL and the $27 million retail base rate reduction included in the CPL Final Order. The CPL Final Order decreased CPL's requested return on equity of 12.25% on its retail rate base to a 10.9% return on equity for all non-ECOM invested capital, which results in an approximate $30 million decrease in CPL's rate request. The CPL Final Order provides for the disallowance of approximately $21 million of affiliate transactions. In addition, the CPL Final Order denied CPL's request to use straight line amortization for CPL's deferred accounting costs. Instead, the CPL Final Order requires CPL to continue to use the mortgage amortization method to amortize its deferred accounting costs, resulting in a reduction of $14 million from CPL's rate request. The CPL Final Order also decreases other depreciation and amortization by $21 million from CPL's rate request.

         Another major provision of the CPL Final Order was the Texas Commission's categorization of approximately $859 million or 32% of CPL's investment in STP, including mirror CWIP and deferred accounting, as ECOM. The term ECOM has been used to refer to the amount of costs that potentially would become "stranded" if retail competition were mandated and prices were set in the market, rather than the price being determined by current regulatory standards of reasonable and necessary cost of providing service. The CPL Final Order reduced CPL's return on the ECOM portion of CPL's investment in STP to 7.96%, compared to the 10.9% return on common equity approved for all other invested capital, resulting in a $17.6 million decrease in CPL's rate request. At the same time, the CPL Final Order accelerated the recovery of the $859 million designated as ECOM to 20 years from the remaining 32-year life of STP, resulting in a $16.8 million increase in CPL's rate request. CPL has a 25.2% ownership interest in STP.

         RATE CASE EXPENSE PHASE
         The CPL Final Order established a separate docket, Docket No. 17280, to consider the recoverability of $19 million of rate case expenses incurred in the current rate case and in two prior dockets. CPL reached a settlement with all parties to resolve Docket No. 17280. The settlement results in CPL foregoing recovery of approximately $5 million of expenses and limits the recovery of estimated expenses to $600,000. Approximately $13 million of the rate case expenses will be recovered as an offset to the refund in the rate case, including approximately $5 million of unamortized expenses associated with CPL's last rate case. The remaining $6 million of expenses will be surcharged to customers over three years.

         NORMALIZATION RULES
         Based upon management's preliminary evaluation of the CPL Final Order, management believes there is a possibility that certain consistency provisions (otherwise referred to as normalization rules) of the Internal Revenue Code may have been violated by the order. CPL has requested correction of these normalization violations in its motion for rehearing which was filed on April 21, 1997. If the Internal Revenue Service determines that a normalization violation has occurred and no changes to the CPL Final Order are made to remedy the violation, the Internal Revenue Service could disallow certain significant accelerated tax deductions and investment tax credits previously taken by CPL, which would have a material adverse effect on the financial condition of CSW and CPL.

         PRELIMINARY ESTIMATED FINANCIAL IMPACT OF CPL FINAL ORDER
         If ultimately upheld after rehearing and any appeals, management expects the CPL Final Order to have a material adverse impact on CSW's and CPL's results of operations for the next several years as compared to what they otherwise would have been, beginning with an estimated reduction of 1997 earnings by approximately $54.4 million and reductions in succeeding years due to the effects of applying the glide path methodology in 1998 and 1999. The estimated reduction in 1997 earnings includes the annual impact of the CPL Final Order for 1997, the recognition of the retroactive impact of the CPL Final Order on 1996 results of operations from when bonded rates were implemented in May 1996, subject to refund, as well as the effects of the settlement in Docket No. 17280 described in RATE CASE EXPENSE PHASE.

         Effective December 1996, CPL began recording their results in accordance with the proposal for decision that was issued in January 1997 by the administrative law judges hearing CPL's rate case. In addition, CPL recorded a contingent liability of $41 million for the estimated effect of the CPL Final Order through the first quarter of 1997. The preliminary estimate of the financial impact of the CPL Final Order on CSW and CPL as it differs from the proposal for decision is presented in the table below. The table reflects the most recent analysis of the CPL Final Order as well as the impact of the settlement in Docket No. 17280. This table is an update of the preliminary estimate reported in CSW and CPL's Form 8-K dated March 31, 1997 and filed April 10, 1997.

                                                   1997        1998       1999
                                                --------------------------------
                                                            (millions)

Decrease in revenue                               $(27.1)     $(38.0)    $(54.4)

Items included in decrease in revenue with an
  offsetting effect on expense
    Accelerated recovery of STP (ECOM)             (42.9)      (42.9)     (42.9)
    Change in depreciation/amortization             26.1        26.1       26.1
    Other                                           (1.1)       (1.1)      (1.1)
                                                --------------------------------
                                                   (17.9)      (17.9)     (17.9)

Expenses not included in decrease in revenue        (3.9)        4.3        4.3
                                                --------------------------------

Change in current year income before tax           (48.9)      (51.6)     (68.0)
Federal income taxes                                14.8        15.7       21.4
                                                --------------------------------
Current year impact on net income                  (34.1)      (35.9)     (46.6)

1996 effect                                        (20.3)       --           --
                                                --------------------------------
Total current year impact on net income           $(54.4)    $ (35.9)    $(46.6)
                                                --------------------------------

         The specific timing and amount of recognition of the effects of the CPL Final Order for all of 1997 is uncertain. A preliminary reconciliation of revenues between CPL's original filing and the CPL Final Order was included in CSW and CPL's Form 8-K dated March 31, 1997 and filed April 3, 1997. Due to the uncertainty of the outcome of any rehearing, any appeals process or the effects of any potential legislation, CSW and CPL are unable to predict how the final resolution of the issues raised in the CPL Final Order will ultimately impact CSW's and CPL's results of operations and financial condition. In the event the CPL Final Order is ultimately upheld after rehearing and any appeals, CSW and CPL would continue to experience a material adverse effect on their results of operations as compared to what they otherwise would have been. At the same time, in the event legislation restructuring the electric utility industry in Texas is enacted as currently proposed, the CPL Final Order could be nullified. For additional information related to this matter, see MD&A - RECENT DEVELOPMENTS INDUSTRY RESTRUCTURING IN TEXAS (The foregoing statements constitute forward looking statements within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         IMPLEMENTATION OF NEW RATES
         As previously stated, CPL implemented bonded rates subject to refund in May 1996. Based upon the CPL Final Order, which is still subject to change resulting from CPL's and any other party's motions for rehearing, CPL's refund obligation through March 1997, including interest, is approximately $95 million. The ultimate amount subject to refund will depend upon the final rates ordered by the Texas Commission after any rehearing. Any such refunds will be coordinated with any fuel surcharge as described in NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS and will be applied to customers' bills over one or more months as ordered by the Texas Commission.

         PROCEDURAL SCHEDULE
         CPL filed a motion for rehearing on April 21, 1997. The motion for rehearing requests reconsideration by the Texas Commission of numerous issues in the rate case including the following issues.

(i) The calculation of a portion of STP as ECOM and the decision to allow only a 7.96% return on equity on the ECOM amount.
(ii)   The disallowance of $21 million of affiliate transactions.
(iii)  The Texas Commission glide path rate reductions in 1998 and 1999.
(iv) The amount of nuclear decommissioning expense included in cost of service.

         CPL requested that the Texas Commission revise the CPL Final Order on other issues including tax normalization, post-test year adjustments, deferred accounting, depreciation, and others. In addition, motions for rehearing were filed by eight other parties including the General Counsel of the Texas Commission, certain cities in CPL's service territory that filed as intervenors in CPL's rate case and the Office of Public Utility Counsel. On May 7, 1997, the Texas Commission extended the procedural schedule to June 30, 1997 to consider the motions for rehearing. Management expects that the Texas Commission will grant motions for rehearing on some issues in order to make technical corrections to the CPL Final Order; however, management believes that the Texas Commission is unlikely to revise its order on rehearing in a manner which would substantially mitigate the adverse financial impact of the CPL Final Order on CSW and CPL. After the rehearing process has concluded, CPL will likely appeal the CPL Final Order to the Texas State District Court. Unless revisions in the level of rates are made on rehearing, CPL expects to place the new rates into effect in mid-year 1997. Under this schedule, CPL would likely begin making refunds of bonded rates in the fall of 1997. CSW and CPL are continuing to analyze the ultimate financial impact of the CPL Final Order (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         ACCOUNTING POLICIES
         CPL currently accounts for the economic effects of regulation in accordance with SFAS No. 71. Pursuant to the provisions of SFAS No. 71, CPL had recorded approximately $1.2 billion of regulatory related assets at December 31, 1996.

         The application of SFAS No. 71 is conditioned upon CPL's rates being set based on the cost of providing service. In the event management concludes that as a result of changes in regulation, legislation, the competitive environment, or other factors, including the CPL Final Order, CPL no longer meets the criteria for following SFAS No. 71, a write-off of regulatory assets would be required. In addition, CPL would be required to determine any impairment to carrying costs of plant investments.

         If CPL no longer met the criteria for following SFAS No. 71 and a write-off of regulatory assets was required, CPL and CSW could experience, depending on the timing and amount of any write-off, a material adverse effect on their results of operations and financial condition.


7.  DISCONTINUED OPERATIONS

         On June 6, 1996, CSW sold Transok, an intrastate natural gas pipeline and gas marketing company that was previously a wholly owned subsidiary of CSW, to Tejas Gas Corporation. Accordingly, the results of operations for Transok have been reported as discontinued operations and no assets or liabilities related to Transok are contained in CSW's Consolidated Balance Sheet. Since Transok was sold in June 1996, CSW's results of operations for the quarter ended March 31, 1997 do not reflect any earnings from Transok. Operating results of Transok that are included in CSW's Statement of Income for the three month period ended March 31, 1996 are summarized in the following table (in millions, transactions with CSW affiliates have not been eliminated).

Total revenue                                         $255

Operating income before income taxes                   $15

Earnings before income taxes                           $12
Income taxes                                             4
                                                      ----
Net income from discontinued operations                 $8
                                                      ----

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996. Reference is also made to each Registrant's unaudited Financial Statements and related Notes to Financial Statements included herein. The information included therein should be read in conjunction with, and is essential in understanding, the following discussion and analysis.


RESULTS OF OPERATIONS

         Reference is made to ITEM 1. FINANCIAL STATEMENTS for each of the Registrants' RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW OF CSW OPERATING, INVESTING AND FINANCING ACTIVITIES
         Net cash flows from operating activities decreased $32 million to an outflow of $32 million during the first quarter of 1997 compared to 1996. The decrease is due primarily to federal and state income tax payments totaling approximately $190 million that were made for the gain on CSW's 1996 sale of Transok. These payments were, however, offset in part by the utilization of Alternative Minimum Tax credits that CSW had previously generated. Net cash flows from operations were also lower in 1997 because of a higher Advance Corporation Tax payment SEEBOARD incurred in 1997 as well as the loss of Transok's operations in the comparable period in 1996. Substantially all of the Advance Corporation Tax paid by SEEBOARD in the first quarter of 1997 has subsequently been recovered in the second quarter. These factors were partially offset by changes in working capital accounts.

         Net cash outflows from investing activities decreased substantially during the first quarter of 1997 compared to 1996. There were no acquisition expenditures during the first quarter of 1997 while SEEBOARD acquisition expenditures were made during the first quarter of 1996. In addition, during the first quarter of 1996, the National Grid shares were sold in conjunction with SEEBOARD acquisition activities. CSW Energy obtained permanent external financing during the first quarter of 1997 for the Orange Cogeneration project and subsequently reduced its equity investment in the project. See LONG-TERM FINANCING for additional information related to this matter. CSW Energy made its final purchase agreement payment on the Ft. Lupton cogeneration project and also incurred construction expenditures on the Sweeny project which were not present in the comparable period in 1996.

         Net cash inflows from financing activities decreased substantially during the first quarter of 1997 compared to 1996. During 1996, CSW incurred substantial amounts of debt to finance the acquisition of SEEBOARD. In addition, during 1996, CSW sold approximately 15.5 million shares and received net proceeds of approximately $398 million in a primary public offering which were subsequently used to repay a portion of the debt incurred in conjunction with the SEEBOARD acquisition. Short-term borrowings increased during 1997 compared to 1996 due primarily to borrowings incurred for the income tax payments on the Transok gain. See CAPITAL STRUCTURE for information related to recent changes in CSW's common stock plans and their impact on cash flows from financing activities.

         CONSTRUCTION EXPENDITURES
         CSW's construction expenditures totaled $97 million for the three months ended March 31, 1997. Such expenditures for the U.S. Electric Operating Companies totaled $27 million, $19 million, $10 million and $5 million, for CPL, PSO, SWEPCO and WTU, respectively. CSW's construction expenditures, including those for SEEBOARD, were primarily for improvements to existing production, transmission and distribution facilities. The improvements are required to meet the needs of new customers and to satisfy the changing requirements of existing customers. CSW anticipates that all funds required for construction for the remainder of the year will be provided from internal sources (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. Actual results may differ materially from such projected information due to changes in the underlying assumptions. See FORWARD LOOKING INFORMATION).

         CAPITAL STRUCTURE
         The CSW System is committed to maintaining financial flexibility by having a strong capital structure and favorable securities ratings which help to assure future access to capital markets when required. At March 31, 1997, prior to the issuance of the trust preferred securities at CPL, PSO and SWEPCO, the capitalization ratios of each of the Registrants is presented in the following table.

                     Common                    Long
                      Stock      Preferred     Term
                     Equity        Stock       Debt
                     --------------------------------

              CSW      46%           4%         50%
              CPL      47%           9%         44%
              PSO      53%           2%         45%
              SWEPCO   52%           4%         44%
              WTU      48%           1%         51%

         CSW can issue CSW Common Stock, either through open market purchases or original issue shares, through a long-term incentive plan, the PowerShare Dividend Reinvestment and Stock Purchase Plan and the ThriftPlus plan. Following the issuance of the CPL Final Order and the decline in the market price of CSW Common Stock, which CSW management believes is attributable in part to the CPL Final Order, management determined that it was appropriate for CSW to begin funding these plans through open market purchases, effective April 1, 1997.

         LONG-TERM FINANCING
         On April 24, 1997, PSO's business trust, PSO Capital I, sold to underwriters in a negotiated offering $75 million, 8.00% Series A, Trust Originated Preferred Securities due April 2037. The proceeds from the sale of these securities were used by PSO to repay short-term debt, to reimburse PSO's treasury for the cost of reacquiring approximately $14.5 million of 4.00% Series and 4.24% Series preferred stock, to provide working capital and for other general corporate purposes. Settlement of the transaction occurred on May 2, 1997. PSO Capital I will be treated as a subsidiary of PSO whose only assets are the approximately $73.3 million principal subordinated debentures issued by PSO. In addition to PSO's obligation under the subordinated debentures, PSO has also agreed to a security obligation which represents a full and unconditional guarantee of PSO Capital I's trust obligations.

         On April 30, 1997, SWEPCO's business trust, SWEPCO Capital I, sold to underwriters in a negotiated offering $110 million, 7.875% Series A, Trust Preferred Securities due April 2037. The proceeds from the sale of these securities were used by SWEPCO to repay short-term debt, to reimburse SWEPCO's treasury for the cost of reacquiring approximately $15.5 million of 4.28% Series, 4.65% Series, 5.00% Series and 6.95% Series preferred stock, to provide working capital and for other general corporate purposes. Settlement of the transaction occurred on May 8, 1997. SWEPCO Capital I will be treated as a subsidiary of SWEPCO whose only assets are the approximately $113.4 million principal subordinated debentures issued by SWEPCO. In addition to SWEPCO's obligation under the subordinated debentures, SWEPCO has also agreed to a security obligation which represents a full and unconditional guarantee of SWEPCO Capital I's trust obligations.

         On May 8, 1997, CPL's business trust, CPL Capital I, sold to underwriters in a negotiated offering $150 million, 8.00% Series A, Quarterly Income Preferred Securities due April 2037. The proceeds from the sale of these securities were used by CPL to repay short-term debt, to reimburse CPL's treasury for the cost of reacquiring approximately $87.5 million of 4.00% Series, 4.20% Series, 7.12% Series and 8.72% Series preferred stock, to provide working capital and for other general corporate purposes. Settlement of the transaction occurred on May 14, 1997. CPL Capital I will be treated as a subsidiary of CPL whose only assets are the approximately $154.6 million principal subordinated debentures issued by CPL. In addition to CPL's obligation under the subordinated debentures, CPL has also agreed to a security obligation which represents a full and unconditional guarantee of CPL Capital I's trust obligations.

         On March 27, 1997, an affiliate of Orange Cogeneration Limited Partnership, an entity that is indirectly 50% owned by CSW Energy and accounted for by the equity method of accounting, issued $110 million, 8.175% Senior Secured Bonds, due 2022. The bonds are unconditionally guaranteed by Orange Cogeneration Limited Partnership. Concurrently, $53.2 million was distributed to CSW Energy representing its equity investment in the Orange Cogeneration project.

         SHORT-TERM FINANCING
         The CSW System uses short-term debt to meet fluctuations in working capital requirements and other interim capital needs. CSW has established a system money pool to coordinate short-term borrowings for certain of its subsidiaries, primarily the U.S. Electric Operating Companies. In addition, CSW also incurs borrowings for other subsidiaries that are not included in the money pool. As of March 31, 1997, CSW had revolving credit facilities totaling $1.2 billion to back up its commercial paper program.

         CREDIT RATINGS OF SECURITIES
         The current securities ratings for each of the Registrants is presented in the following table, including the securities rating on the trust preferred securities issued by CPL Capital I, PSO Capital I and SWEPCO Capital I.

                                                   Duff &    Standard
                                        Moody's    Phelps    & Poor's
                                       ------------------------------

CPL
   First mortgage bonds                   A3          A          A
   Senior unsecured                      Baa1         A-         A-
   Preferred stock                       baa1        BBB+        A-
   Trust preferred (CPL Capital I)       baa1        BBB+        A-
   Junior subordinated deferrable
     interest debentures                 Baa2

PSO
   First mortgage bonds                  Aa3          AA         A+
   Senior unsecured                       A1          AA-        A
   Preferred stock                        a1          AA-        A
   Trust preferred (PSO Capital I)       aa3          AA-        A
   Junior subordinated deferrable
     interest debentures                 A2

SWEPCO
   First mortgage bonds                  Aa3          AA+        A+
   Senior unsecured                       A1          AA         A
   Preferred stock                        a1          AA         A
   Trust preferred (SWEPCO Capital I)    aa3          AA         A
   Junior subordinated deferrable
     interest debentures                  A2

WTU
   First mortgage bonds                   A2          AA-        A
   Senior unsecured                       A3          -          A-
   Preferred stock                        a3          A+         A-

CSW
   Commercial paper                      P-2          D-1        A-2

         These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.


RECENT DEVELOPMENTS

         FERC ORDER NO. 888
         As previously reported, the FERC issued Order No. 888 which is the final comparable open access transmission service rule. The provisions of FERC Order No. 888 provide for comparable transmission service between utilities and their transmission customers by requiring utilities to take transmission service under their open access tariffs for all of their new wholesale sales and purchases and by requiring utilities to rely on the same information that their transmission customers rely on to make wholesale purchases and sales. FERC Order No. 888 reaffirms the FERC's position that utilities are entitled to recover all legitimate, prudent and verifiable stranded costs determined by a formula based upon the revenues lost method through direct assignments charges to departing customers. On November 1, 1996, the U.S. Electric Operating Companies filed a system-wide tariff to comply with FERC Order No. 888. On December 31, 1996, the FERC accepted for filing the system-wide tariff to become effective on January 1, 1997, subject to refund and to the issuance of further orders. CSW and the U.S. Electric Operating Companies believe that their system-wide tariff complies with the requirements of the FERC and the Texas Commission rules regarding transmission access and pricing, but the tariff does not offer a single system rate for transactions due to the different transmission pricing approaches of the FERC and the Texas Commission.

         On March 4, 1997, the FERC issued Order No. 888-A on rehearing of Order No. 888. In its Order No. 888-A, the FERC addressed, and largely rejected, requests by interested parties to modify Order No. 888. In Order No. 888-A, the FERC made only minor revisions to its original Order.

         INDUSTRY RESTRUCTURING IN TEXAS
         In May 1997, Texas Governor George W. Bush announced his administration would pursue a plan to be introduced in the current session of the Texas Legislature to restructure the electric utility industry in Texas and provide a transition to retail competition in 2001. If enacted, the plan would provide mechanisms for electing utilities to fully recover their stranded costs. Such electing utilities would agree to a series of rate discounts beginning in September 1997, which are based on approved rates in effect in January 1997, and other provisions. CSW is unable to predict whether any retail competition legislation will be enacted by the Texas Legislature, and if enacted, the ultimate form such legislation would take or its ultimate impact on the CSW System and its results of operations and financial condition.

         INDUSTRY RESTRUCTURING IN OKLAHOMA
         In April 1997, the Oklahoma Legislature enacted legislation dealing with industry restructuring in Oklahoma, which provides for retail competition by July 1, 2002. The legislation directs the Oklahoma Commission to study all relevant issues relating to restructuring and develop a framework for a restructured industry. The legislation divides the study of restructuring issues by the Oklahoma Commission into four parts: (i) independent system operator issues; (ii) technical issues; (iii) financial issues; and (iv) consumer issues. At the end of each of these studies, the Oklahoma Commission must provide reports along with legislative recommendations. The legislation directs the Oklahoma Tax Commission to study the impact of electric utility restructuring on state tax revenues and the existing tax structure, consider the establishment of a uniform consumption tax, and report to the Oklahoma Legislature by December 31, 1998. The legislation prohibits the establishment of retail competition until a uniform tax policy is established. The legislation also creates a Joint Electric Utility Task Force, a 14-member panel composed of an equal number of representatives from the Oklahoma House of Representatives and the Oklahoma Senate. The duties of this task force include the oversight and direction of the studies by the Oklahoma Commission and the Oklahoma Tax Commission. CSW is unable to predict the outcome of this study or its ultimate impact on the CSW System and its results of operations and financial condition.

         INDUSTRY RESTRUCTURING IN LOUISIANA
         Bills addressing the restructuring of the electric utility industry in Louisiana, including the establishment of retail competition, have been filed in the current session of the Louisiana Legislature. CSW is unable to predict whether any retail competition legislation will be enacted by the Louisiana Legislature and, if enacted, what form such legislation would take or its ultimate impact on the CSW System and its results of operations and financial condition.

         INDUSTRY RESTRUCTURING IN ARKANSAS
         In March 1997, the Arkansas Legislature passed a resolution directing interim legislative committees to study competition in the electric power industry in Arkansas. The study will begin on December 1, 1997, or when the Arkansas Commission issues a final order in a currently pending rate proceeding filed by Entergy Arkansas, Inc., whichever occurs first. CSW cannot predict the outcome of this study or its ultimate impact on the CSW System and its results of operations and financial condition.

         UNITED KINGDOM WINDFALL PROFITS TAX
         As previously reported, the Labour Party had announced that, if elected at the general election in the United Kingdom, it would introduce a windfall tax on many industries, including the privatized utilities. On May 1, 1997, the general election was held and the Labour Party won with a considerable majority. The aggregate amount of a windfall tax and the allocation of that amount to individual companies has not yet been decided. However, if a substantial windfall tax is imposed on SEEBOARD and charged against earnings, it could have a material adverse effect on CSW's results of operations.


RATES AND REGULATORY MATTERS

         CPL REGULATORY MATTERS
         Reference is made to NOTE 6.  CPL RATE REVIEW - DOCKET NO. 14965.

         PSO REGULATORY MATTERS
         Reference is made to NOTE 2.  LITIGATION AND REGULATORY PROCEEDINGS.

         OTHER
         Reference is made to NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS for information regarding fuel proceedings at CPL, SWEPCO and WTU.


MERGER AND ACQUISITION ACTIVITIES

         SWEPCO CAJUN ASSET PURCHASE PROPOSAL
         As previously reported, Cajun filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on December 21, 1994 and is currently operating under the supervision of the United States Bankruptcy Court for the Middle District of Louisiana. In October 1996, SWEPCO, together with Entergy Gulf States and the Committee of Certain Members, which currently consists of seven of the twelve distribution cooperatives served by Cajun, filed the SWEPCO Plan in the bankruptcy court. In April 1997, the Committee of Certain Members as well as another cooperative signed term sheets that support the SWEPCO Plan. In signing the term sheets, the Committee of Certain Members agreed to support the SWEPCO Plan exclusively throughout the confirmation process, and if the SWEPCO Plan is confirmed, to sign power supply agreements that meet the conditions of the term sheets.

         Under the SWEPCO Plan, which amended other plans filed earlier in 1996, a SWEPCO subsidiary or affiliate would acquire all of the non-nuclear assets of Cajun for approximately $780 million in cash and up to an additional $20 million to pay certain other bankruptcy claims and expenses. SWEPCO would acquire claims of unsecured creditors up to $7 million. In addition, the SWEPCO Plan provides for the Cajun member cooperatives to enter into new 25-year power supply agreements which will provide the Cajun member cooperatives with two wholesale rate options while permitting the Cajun member cooperatives the flexibility to acquire power on the open market when their requirements exceed mutually agreed upon levels of generating capacity. The cooperatives could also elect, once every five years, to move from one rate option to the other. The SWEPCO Plan would settle power supply contract claims and related litigation in the bankruptcy case. The term sheets signed by the eight cooperatives contain the major provisions of the SWEPCO Plan.

         Two competing plans of reorganization for Cajun have also been filed with the bankruptcy court, each with different rate paths, asset purchase proposals and other provisions. One of the competing plans has the support of both the bankruptcy court-appointed trustee and Cajun's largest creditor, the Rural Utilities Service of the federal government. It also has the support of the four cooperatives not currently supporting the SWEPCO plan, although the support is based upon signed memoranda of understanding which allow the cooperatives to support other competing parties.

         Confirmation hearings in Cajun's bankruptcy case were postponed because a bankruptcy court ruling in January 1997 disqualified the law firm representing the Committee of Certain Members due to an irreconcilable conflict between the firm's representation of both the Committee of Certain Members and Southwest Louisiana Electric Membership Corporation. The bankruptcy court postponed the confirmation hearings to allow the Committee of Certain Members time to obtain new counsel. At a February 1997 status conference, the bankruptcy court extended the resumption of full confirmation hearings until April 21, 1997. Such hearings have now resumed.

         Consummation of the SWEPCO Plan is conditioned upon confirmation by the bankruptcy court, the receipt by SWEPCO and CSW of all requisite state and federal regulatory approvals and receipt of their corresponding board approvals. If the SWEPCO Plan is confirmed, CSW and SWEPCO expect initially to finance the $807 million required to consummate the acquisition of Cajun's non-nuclear assets through a combination of external borrowings and internally generated funds (The foregoing statement constitutes a forward looking statement within the meaning of Section 21E of the Exchange Act. See FORWARD LOOKING INFORMATION).

         TERMINATION OF EL PASO MERGER
         Reference is made to NOTE 2.  LITIGATION AND REGULATORY PROCEEDINGS.


NEW ACCOUNTING STANDARDS

         SFAS NO. 125
         SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities using a financial-components approach that focuses on control. An entity recognizes assets it controls and derecognizes assets when control has been surrendered and liabilities when they have been extinguished. A transfer of assets in which control of the asset is surrendered is recorded as a sale. Control of an asset is surrendered only when and if certain distinct conditions are met. Likewise, a liability is only extinguished under certain distinct conditions. The Registrants adopted SFAS No. 125 effective January 1, 1997. Adoption of this standard did not have a material adverse effect on the Registrants' results of operations or financial condition.

PART II - OTHER INFORMATION

         For background and earlier developments relating to PART II information, reference is made to the Registrants' Combined Annual Report on Form 10-K for the year ended December 31, 1996.


ITEM 1.  LEGAL PROCEEDINGS.

         CPL NUCLEAR INSURANCE CLAIMS
         In 1994, CPL filed a claim under its NEIL I policy relating to the 1993-1994 outage at STP Units 1 and 2. NEIL formally denied CPL's claim in 1995. In April 1996, CPL filed an action in state district court in Corpus Christi, Texas, against NEIL and Johnson & Higgins of Texas, Inc., the former insurance broker for STP, seeking recovery under the policy and other relief. NEIL responded by filing a suit against CPL in the United States District Court for the Southern District of New York seeking a declaratory judgment to enforce an arbitration provision contained in the policy. In May 1996, the New York court ordered the dispute, including the issue of whether the arbitration provision is enforceable, to arbitration and stayed the Texas proceeding. NEIL also canceled CPL's current NEIL I policy effective July 31, 1996. NEIL also filed a claim in arbitration seeking a determination that NEIL properly terminated CPL's coverage and that CPL has caused NEIL damages by opposing NEIL's attempt to compel arbitration and seeking recovery of NEIL's attorneys' fees. In June 1996, CPL filed a notice of appeal of the New York court's order in the United States Court of Appeals for the Second Circuit. Subsequently, CPL and NEIL agreed to dismiss all litigation between them concerning CPL's claim for NEIL coverage. CPL and NEIL also agreed to submit their disputes over coverage to a non-binding, neutral evaluation process, although both CPL and NEIL have reserved the right to take their dispute to binding arbitration. CPL and NEIL also agreed that CPL's NEIL I policy would be reinstated. Evidentiary hearings were held by the neutral evaluator in February 1997. A final oral argument was held before the neutral evaluator on April 4, 1997. On April 22, 1997, the neutral evaluator made the recommendation that CPL's claim was not covered by its NEIL I policy. CPL will abide by the neutral evaluator's recommendation.

         OTHER LEGAL CLAIMS AND PROCEEDINGS
         The CSW System is party to various other legal claims and proceedings arising in the normal course of business. Management does not expect disposition of these matters to have a material adverse effect on the Registrants' results of operations or financial condition. See PART I - NOTE 2. LITIGATION AND REGULATORY PROCEEDINGS, PART 1 - NOTE 3. COMMITMENTS AND CONTINGENT LIABILITIES and PART I - NOTE 6. CPL RATE REVIEW - DOCKET NO. 14965.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

CSW

(i)  The annual meeting of stockholders of CSW was held on April 17, 1997.

(ii) The CSW stockholders elected five directors at the annual meeting. The name of each nominee and the number of shares voted for or against were as follows:

NOMINEE                                    For          Against
                                       -------------------------
Molly Shi Boren                        181,519,640     3,994,785
Donald M. Carlton                      181,748,183     3,766,242
T.J. Ellis                             181,766,850     3,747,575
Thomas V. Shockley, III                181,559,901     3,954,524
Glenn Files                            181,428,854     4,085,571

Stockholders also voted to reapprove CSW's 1992 Long-Term Incentive Plan, as amended to date, with 165,818,842 votes cast for approval, 16,755,925 votes cast against approval and 2,939,658 votes abstaining.

In addition, stockholders voted to approve the appointment of Arthur Andersen LLP, independent public accountants, as CSW's auditors for 1997, with 183,129,232 votes cast for approval, 1,381,573 votes cast against approval and 1,003,620 votes abstaining.

In total, 185,514,425 or approximately 87% of CSW's outstanding shares were voted at the annual meeting.

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.


CPL

(i)  The annual meeting of stockholders of  CPL was held on April 10, 1997.

(ii)  Directors elected at the annual meeting were:

John F. Brimberry                     Pete Morales, Jr.
E. R. Brooks                          S. Loyd Neal, Jr.
M. Bruce Evans                        H. Lee Richards
Glenn Files                           J.  Gonzalo Sandoval
Ruben M. Garcia                       Gerald E. Vaughn
Robert A. McAllen

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.

(iv) A special meeting of common and preferred stockholders was held on April 7, 1997 to vote on an amendment to CPL's Restated Articles of Incorporation which would remove a provision that limited CPL's ability to issue unsecured debt. The amendment was passed, which required an affirmative vote from at least two-thirds of the holders of each class of voting security. The results of the vote were as follows:

                                                              Shares not
VOTING SECURITY              For        Against     Abstain     Voted
                          ----------- ----------- ----------- ----------

Common Stock
   Shares                 6,755,535        --          --         --
   % in Favor                100%
Preferred Stock
   Shares                 1,343,493       172         348       430,987
   % in Favor                76%

PSO

(i)  The annual meeting of stockholders of PSO was held on April 15, 1997.

(ii)  Directors elected at the annual meeting were:

E. R. Brooks                          Paul K. Lackey, Jr.
T.D. Churchwell                       Paula Marshall-Chapman
Harry A. Clarke                       William R. McKamey
Glenn Files                           Dr. Robert B. Taylor, Jr.

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.

(iv) A special meeting of common and preferred stockholders was held on April 16, 1997 to vote on an amendment to PSO's Restated Certificate of Incorporation which would remove a provision that limited PSO's ability to issue unsecured debt. The amendment was passed, which required an affirmative vote from at least two-thirds of the holders of each class of voting security. The results of the vote were as follows:

                                                              Shares not
VOTING SECURITY              For        Against     Abstain     Voted
                          ----------- ----------- ----------- ----------

Common Stock
   Shares                 9,013,000         --          --          --
   % in Favor                100%
Preferred Stock
   Shares                  162,173         362         300       35,065
   % in Favor                82%


SWEPCO

(i)  The annual meeting of stockholders of SWEPCO was held on April 9, 1997.

(ii)  Directors elected at the annual meeting were:

E. R. Brooks                          Karen C. Martin
James E. Davison                      William C. Peatross
Glenn Files                           Maxine P. Sarpy
Dr.  Frederick E. Joyce               Michael D. Smith
John M. Lewis

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.

(iv) A special meeting of common and preferred stockholders was held on April 16, 1997 to vote on an amendment to SWEPCO's Restated Certificate of Incorporation which would remove a provision that limited SWEPCO's ability to issue unsecured debt. The amendment was passed, which required an affirmative vote from at least two-thirds of the holders of each class of voting security. The results of the vote were as follows:

                                                              Shares not
VOTING SECURITY              For        Against     Abstain     Voted
                          ----------- ----------- ----------- ----------

Common Stock
   Shares                 7,536,640        --          --         --
   % in Favor                100%
Preferred Stock
   Shares                  454,374         56          --       45,570
   % in Favor                91%

WTU

(i)  The annual meeting of stockholders of WTU was held on April 22, 1997.

(ii)  Directors elected at the annual meeting were:

Richard F. Bacon                      Floyd W. Nickerson
E. R. Brooks                          Dian G. Owen
Paul J. Brower                        James M. Parker
Glenn Files                           Ted Steans
Tommy Morris                          F. L. Stephens

(iii) No other matters (other than procedural matters) were voted upon at the annual meeting.

(iv) A special meeting of common and preferred stockholders was held on April 16, 1997 to vote on an amendment to WTU's Restated Articles of Incorporation which would remove a provision that limited WTU's ability to issue unsecured debt. That meeting was adjourned by a vote of the shareholders and subsequently reconvened on April 28, 1997. The amendment was passed, which required an affirmative vote from at least two-thirds of the holders of each class of voting security. The results of the vote were as follows:

                                                              Shares not
VOTING SECURITY              For        Against     Abstain     Voted
                          ----------- ----------- ----------- ----------

Common Stock
   Shares                 5,488,560        --          --         --
   % in Favor                100%
Preferred Stock
   Shares                   43,585        743           5       15,667
   % in Favor                73%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS:

     (3)   ARTICLES OF INCORPORATION AND BY-LAWS.
           CPL
           1 Restated Articles of Incorporation Without Amendment, Articles of Correction to Restated Articles of Incorporation Without Amendment, Articles of Amendment to Restated Articles of Incorporation, Statements of Registered Office and/or Agent
                 (3), and Articles of Amendment to the Articles of Incorporation, all filed herewith.

           PSO
           2 Restated Certificate of Incorporation of PSO (incorporated herein by reference to Exhibit B-3.1 of CSW's 1996 Form U5S, File No. 1-1443).
           3 Bylaws of PSO, as amended (incorporated herein by reference to Exhibit B-3.2 of CSW's 1996 Form U5S, File No. 1-1443).

           SWEPCO
           4 Restated Certificate of Incorporation, as amended through May 6, 1997, including Certificate of Amendment of Restated Certificate of Incorporation, both filed herewith.

           WTU
           5 Restated Articles of Incorporation, as amended, and Articles of Amendment to the Articles of Incorporation, both filed herewith.



     (4)   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
           INDENTURES
           CPL
           1 Indenture, dated as of May 1, 1997, between CPL and the Bank of New York, as Trustee.
           2     First Supplemental Indenture, dated as of May 1, 1997, between
                 CPL and the Bank of New York, as Trustee, filed herewith.
           3     Amended and Restated Trust Agreement of CPL Capital I, dated as of May 1, 1997, among CPL, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee, filed herewith.
           4 Guarantee Agreement, dated as of May 1, 1997, delivered by CPL for the benefit of the holders of CPL Capital I's Preferred Securities, filed herewith.
           5 Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between CPL and CPL Capital I, filed herewith.

           PSO
           6 Indenture, dated as of May 1, 1997, between PSO and the Bank of New York, as Trustee.
           7     First Supplemental Indenture, dated as of May 1, 1997, between
                 PSO and the Bank of New York, as Trustee, filed herewith.
           8     Amended and Restated Trust Agreement of PSO Capital I, dated as of May 1,1997, among PSO, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee, filed herewith.
           9 Guarantee Agreement, dated as of May 1, 1997, delivered by PSO for the benefit of the holders of PSO Capital I's Preferred Securities, filed herewith.
           10 Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between PSO and PSO Capital I, filed herewith.

           SWEPCO
           11 Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee, filed herewith.
           12 First Supplemental Indenture, dated as of May 1, 1997, between SWEPCO and the Bank of New York, as Trustee, filed herewith.
           13 Amended and Restated Trust Agreement of SWEPCO Capital I, dated as of May 1, 1997, among SWEPCO, as Depositor; the Bank of New York, as Property Trustee; the Bank of New York (Delaware), as Delaware Trustee; and the Administrative Trustee, filed herewith.
           14 Guarantee Agreement, dated as of May 1, 1997, delivered by SWEPCO for the benefit of the holders of SWEPCO Capital I's Preferred Securities, filed herewith.
           15 Agreement as to Expenses and Liabilities, dated as of May 1, 1997 between SWEPCO and SWEPCO Capital I, filed herewith.


     (12)  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
           CPL - (Exhibit 12.1), filed herewith.
           PSO - (Exhibit 12.2), filed herewith.
           SWEPCO - (Exhibit 12.3), filed herewith.
           WTU - (Exhibit 12.4), filed herewith.


     (18)  LETTER RE: CHANGE IN ACCOUNTING PRINCIPLE
           CSW - (Exhibit 18.1), filed herewith.
           CPL - (Exhibit 18.2), filed herewith.
           WTU - (Exhibit 18.3), filed herewith.


     (27)  FINANCIAL DATA SCHEDULES
           WTU - (Exhibit 27.1), filed herewith.

(B)  REPORTS FILED ON FORM 8-K:

           CSW
           ITEM 5. OTHER EVENTS, dated April 11, 1997, reporting bankruptcy judge's interim order in the El Paso terminated Merger litigation.
           ITEM 5. OTHER EVENTS and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS, dated April 17, 1997, announcing first quarter earnings and dividend declaration.

           CSW, CPL AND SWEPCO
           ITEM 5. OTHER EVENTS and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS, dated January 7, 1997, updating (i) CSW's common stock dividend rate;
           (ii) CPL Rate Review Docket No. 14965; (iii) the Cajun Asset Proposal; (iv) the El Paso terminated Merger litigation; (v) a new telecommunications partnership and (vi) factors impacting business operations and results.

           CSW AND CPL
           ITEM 5. OTHER EVENTS, dated March 31, 1997 and filed April 2, 1997, updating CPL Rate Review Docket No. 14965.
           ITEM 5. OTHER EVENTS, dated March 31, 1997 and filed April 3, 1997, updating CPL Rate Review Docket No. 14965.
           ITEM 5. OTHER EVENTS and ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS, dated March 31, 1997 and filed April 10, 1997, reporting (i) the CPL Final Order; (ii) Other Matters including legislative action in Texas, CSW's dividend policy, and certain regulation-related accounting issues; (iii) a change in the funding of CSW stock plans; and (v) the results of a special meeting of CPL's shareholders.
           ITEM 5. OTHER EVENTS, dated April 7, 1997, providing certain information in anticipation of a preferred securities offering by CPL Capital I.

           PSO
           ITEM 5. OTHER EVENTS, dated April 16, 1997, providing certain information in anticipation of a preferred securities offering by PSO Capital I.

           SWEPCO
           ITEM 5. OTHER EVENTS, dated April 16, 1997, providing certain information in anticipation of a preferred securities offering by SWEPCO Capital I.

           WTU
           None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned Registrant shall be deemed to relate only to matters having reference to such Registrant or its subsidiaries.


                                   CENTRAL AND SOUTH WEST CORPORATION


Date:  May 15, 1997                /S/ LAWRENCE B. CONNORS
                                   --------------------------
                                       Lawrence B. Connors
                                   Controller and Chief Accounting Officer
                                   (Principal Accounting Officer)



                                   CENTRAL POWER AND LIGHT COMPANY
                                   PUBLIC SERVICE COMPANY OF OKLAHOMA
                                   SOUTHWESTERN ELECTRIC POWER COMPANY
                                   WEST TEXAS UTILITIES COMPANY


Date: May 15, 1997                 /S/ R. RUSSELL DAVIS
                                   -----------------------
                                       R. Russell Davis
                                   Controller and Chief Accounting Officer
                                   (Principal Accounting Officer)