Form 10-K
period 2003-12-31
AEP TEXAS NORTH CO
filed 2004-03-11
CIK 105860

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------

                                    FORM 10-K
                               ----------------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to_________

Commission  Registrants; States of Incorporation;                          I.R.S. Employer
File Number Address and Telephone Number                                 Identification Nos.
  1-3525    AMERICAN ELECTRIC POWER COMPANY, INC. (A New York Corporation)    13-4922640
  0-18135   AEP GENERATING COMPANY (An Ohio Corporation)                      31-1033833
  0-346     AEP TEXAS CENTRAL COMPANY (A Texas Corporation)                   74-0550600
  0-340     AEP TEXAS NORTH COMPANY (A Texas Corporation)                     75-0646790
  1-3457    APPALACHIAN POWER COMPANY (A Virginia Corporation)                54-0124790
  1-2680    COLUMBUS SOUTHERN POWER COMPANY (An Ohio Corporation)             31-4154203
  1-3570    INDIANA MICHIGAN POWER COMPANY (An Indiana Corporation)           35-0410455
  1-6858    KENTUCKY POWER COMPANY (A Kentucky Corporation)                   61-0247775
  1-6543    OHIO POWER COMPANY (An Ohio Corporation)                          31-4271000
  0-343     PUBLIC SERVICE COMPANY OF OKLAHOMA (An Oklahoma Corporation)      73-0410895
  1-3146    SOUTHWESTERN ELECTRIC POWER COMPANY (A Delaware Corporation)      72-0323455
            1 Riverside Plaza, Columbus, Ohio 43215
            Telephone (614) 716-1000

   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X]. No. [ ]

   Indicate by check mark if disclosure of delinquent filers with respect to American Electric Power Company, Inc. pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company, Indiana Michigan Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements of Appalachian Power Company or Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether American Electric Power Company, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of
1934). Yes  [X] No [   ]

   Indicate by check mark whether AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

   AEP Generating Company, AEP Texas North Company, Columbus Southern Power Company, Kentucky Power Company and Public Service Company of Oklahoma meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

                                                                       Name of each exchange
Registrant                             Title of each class              on which registered

AEP Generating Company       None
AEP Texas Central Company    None
AEP Texas North Company      None
American Electric            Common Stock, $6.50 par value.............New York Stock Exchange
  Power Company, Inc.        9.25% Equity Units........................New York Stock Exchange
Appalachian Power Company    None
Columbus Southern Power      None
  Company
CPL Capital I                8.00% Cumulative Quarterly Income
                             Preferred Securities, Series A, Liquidation
                             Preference $25 per Preferred Security.....New York Stock Exchange
Indiana Michigan Power
  Company                    6% Senior Notes, Series D, Due 2032.......New York Stock Exchange
Kentucky Power Company       None
Ohio Power Company           7 3/8% Senior Notes, Series A, Due 2038...New York Stock Exchange
Public Service Company of    6% Senior Notes, Series B, Due 2032.......New York Stock Exchange
 Oklahoma
PSO Capital I                8.00% Trust Originated Preferred
                             Securities, Series A, Liquidation
                             Preference $25 per Preferred Security.....New York Stock Exchange
Southwestern Electric Power  None
  Company



Securities registered pursuant to Section 12(g) of the Act:

  Registrant                            Title of each class
  AEP Generating Company                None
  AEP Texas Central Company             4.00% Cumulative Preferred Stock, Non-Voting, $100 par value
                                        4.20% Cumulative Preferred Stock, Non-Voting, $100 par value
  AEP Texas North Company               None
  American Electric Power Company, Inc. None
  Appalachian Power Company             4.50% Cumulative Preferred Stock, Voting, no par value
  Columbus Southern Power Company       None
  Indiana Michigan Power Company        4.125% Cumulative Preferred Stock, Non-Voting, $100 par value
  Kentucky Power Company                None
  Ohio Power Company                    4.50% Cumulative Preferred Stock, Voting, $100 par value
  Public Service Company of Oklahoma    None
  Southwestern Electric Power Company   4.28% Cumulative Preferred Stock, Non-Voting, $100 par value
                                        4.65% Cumulative Preferred Stock, Non-Voting, $100 par value
                                        5.00% Cumulative Preferred Stock, Non-Voting, $100 par value

                                    Aggregate market value
                                   of voting and non-voting    Number of shares
                                      common equity held       of common stock
                                       by non-affiliates of     outstanding of
                                        the registrants at    the registrants at
                                         June 30, 2003         December 31, 2003

AEP Generating Company                       None                       1,000
                                                           ($1,000 par value)
AEP Texas Central Company                    None                   2,211,678
                                                              ($25 par value)
AEP Texas North Company                      None                   5,488,560
                                                              ($25 par value)
American Electric Power Company, Inc.  $11,782,905,274            395,016,421
                                                            ($6.50 par value)
Appalachian Power Company                    None                  13,499,500
                                                               (no par value)
Columbus Southern Power Company              None                  16,410,426
                                                               (no par value)
Indiana Michigan Power Company               None                   1,400,000
                                                               (no par value)
Kentucky Power Company                       None                   1,009,000
                                                              ($50 par value)
Ohio Power Company                           None                  27,952,473
                                                               (no par value)
Public Service Company of Oklahoma           None                   9,013,000
                                                              ($15 par value)
Southwestern Electric Power Company          None                   7,536,640
                                                              ($18 par value)

         NOTE ON MARKET VALUE OF COMMON EQUITY HELD BY NON-AFFILIATES

   American Electric Power Company, Inc. owns, directly or indirectly, all of the common stock of AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (see
Item 12 herein).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                               Part of Form 10-K
                                                            Into Which Document
Description                                                   Is Incorporated

Portions of Annual Reports of the following companies for         Part II
the fiscal year ended December 31, 2003:
           AEP Generating Company
           AEP Texas Central Company
           AEP Texas North Company
           American Electric Power Company, Inc.
           Appalachian Power Company
           Columbus Southern Power Company
           Indiana Michigan Power Company
           Kentucky Power Company
           Ohio Power Company
           Public Service Company of Oklahoma
           Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power            Part III
Company, Inc. for 2004 Annual Meeting of Shareholders, to be filed within 120 days after December 31, 2003

Portions of Information Statements of the following               Part III
companies for 2004 Annual Meeting of Shareholders, to be filed within 120 days after December 31, 2003:
           Appalachian Power Company
           Ohio Power Company

                                ----------------

   This combined Form 10-K is separately filed by AEP Generating Company, AEP Texas Central Company, AEP Texas North Company, American Electric Power Company, Inc., Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Except for American Electric Power Company, Inc., each registrant makes no representation as to information relating to the other registrants.

   You can access financial and other information at AEP's website, including AEP's Principles of Business Conduct (which also serves as a code of ethics applicable to Item 10 of this Form 10-K), certain committee charters and Principles of Corporate Governance. The address is www.aep.com. AEP makes available, free of charge on its website, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

==============================================================================




                                TABLE OF CONTENTS
                                                                                       Page
                                                                                      Number

Glossary of Terms...................................................................    i
Forward-Looking Information.........................................................    1
PART I
   Item    1. Business..............................................................    2
   Item    2. Properties............................................................    26
   Item    3. Legal Proceedings.....................................................    29
   Item    4. Submission of Matters to a Vote of Security Holders...................    29
   Executive Officers of the Registrants............................................    30
PART II
   Item    5. Market for Registrant's Common Equity,  Related Stockholder Matters and
              Issuer Purchases of Equity Securities.................................    31
   Item    6. Selected Financial Data...............................................    31
   Item    7. Management's Financial Discussion and Analysis and Financial Condition    32
   Item   7A. Quantitative and Qualitative Disclosures About Market Risk............    32
   Item    8. Financial Statements and Supplementary Data...........................    32
   Item    9. Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
              Financial Disclosure..................................................    32
   Item   9A. Controls and Procedures...............................................    32
PART III
   Item   10. Directors and Executive Officers of the Registrants...................    33
   Item   11. Executive Compensation................................................    34
   Item   12. Security  Ownership of Certain  Beneficial  Owners and  Management  and
              Related Stockholder Matters...........................................    34
   Item   13. Certain Relationships and Related Transactions........................    36
   Item   14. Principal Accountant Fees and Services................................    36
PART IV
   Item   15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......    37
Signatures..........................................................................    39
Index to Financial Statement Schedules..............................................   S-1
Independent Auditors' Report........................................................   S-2
Exhibit Index.......................................................................   E-1

                                GLOSSARY OF TERMS

   The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym                                  Definition
AEGCo.........................  AEP Generating Company, an electric utility subsidiary of AEP
AEP...........................  American Electric Power Company, Inc.
AEPES.........................  AEP Energy Services, Inc., a subsidiary of AEP
AEP Power Pool................  APCo, CSPCo, I&M, KPCo and OPCo, as parties to the Interconnection Agreement
AEPR..........................  AEP Resources, Inc., a subsidiary of AEP
AEPSC or Service Corporation..  American Electric Power Service Corporation, a service subsidiary of AEP
AEP System or the System......  The American Electric Power System, an integrated electric utility system, owned and operated by AEP's electric utility subsidiaries
AEP Utilities.................  AEP Utilities,  Inc., subsidiary of AEP, formerly Central and South West Corporation
AFUDC.........................  Allowance for funds used during construction. Defined in regulatory systems of accounts as the net cost of borrowed funds
                                  used for construction and a reasonable rate of
                                  return on other funds when so used.
ALJ...........................  Administrative law judge
APCo..........................  Appalachian Power Company, an electric utility subsidiary of AEP
Btu...........................  British thermal unit
Buckeye.......................  Buckeye Power, Inc., an unaffiliated corporation
CAA...........................  Clean Air Act
CAAA..........................  Clean Air Act Amendments of 1990
Cardinal Station..............  Generating facility co-owned by Buckeye and OPCo
Centrica......................  Centrica U.S. Holdings, Inc., and its affiliates collectively, unaffiliated companies
CERCLA........................  Comprehensive Environmental Response, Compensation and Liability Act of 1980
CG&E..........................  The Cincinnati Gas & Electric Company, an  unaffiliated utility company
Cook Plant....................  The Donald C. Cook Nuclear Plant, owned by I&M, located near Bridgman, Michigan
CSPCo.........................  Columbus Southern Power Company, a public utility subsidiary of AEP
CSW Operating Agreement.......  Agreement,  dated January 1, 1997, by and among PSO, SWEPCo, TCC and TNC governing generating capacity allocation
DOE...........................  United States Department of Energy
DP&L.......................... The Dayton Power and Light Company, an unaffiliated utility company
East zone public utility
  subsidiaries................  APCo, CSPCo, I&M, KPCo and OPCo
ECOM..........................  Excess cost over market
EMF...........................  Electric and Magnetic Fields
EPA...........................  United States Environmental Protection Agency
ERCOT.........................  Electric Reliability Council of Texas
EWG...........................  Exempt wholesale generator, as defined under PUHCA
FERC..........................  Federal Energy Regulatory Commission
Fitch.........................  Fitch Ratings, Inc.
FPA...........................  Federal Power Act
FUCO..........................  Foreign utility company as defined under PUHCA
I&M...........................  Indiana Michigan Power Company, a public utility subsidiary of AEP
I&M Power Agreement...........  Unit Power Agreement  Between AEGCo and I&M, dated March 31, 1982
Interconnection Agreement.....  Agreement, dated July 6, 1951, by and among  APCo, CSPCo, I&M,  KPCo and OPCo, defining the sharing of costs and benefits associated with their respective generating plants
IURC..........................  Indiana Utility Regulatory Commission
KPCo..........................  Kentucky Power Company, a public utility subsidiary of AEP
KPSC..........................  Kentucky Public Service Commission
LLWPA.........................  Low-Level Waste Policy Act of 1980
LPSC..........................  Louisiana Public Service Commission
MECPL.........................  Mutual Energy CPL, L.P., a Texas REP and former AEP affiliate
MEWTU.........................  Mutual Energy WTU, L.P., a Texas REP and former AEP affiliate
MISO..........................  Midwest Independent Transmission System Operator
Moody's.......................  Moody's Investors Service, Inc.
MTM...........................  Marked-to-market
MW............................  Megawatt
NOx...........................  Nitrogen oxide
NPC...........................  National Power Cooperatives, Inc., an unaffiliated corporation
NRC...........................  Nuclear Regulatory Commission
OASIS.........................  Open Access Same-time Information System
OATT..........................  Open Access Transmission Tariff, filed with FERC
OCC...........................  Corporation Commission of the State of Oklahoma
Ohio Act......................  Ohio electric restructuring legislation
OPCo..........................  Ohio Power Company, a public utility subsidiary of AEP
OVEC..........................  Ohio Valley Electric Corporation, anelectric utility company in which
                                  AEP and CSPCo together own a 44.2% equity interest
PJM...........................  PJM Interconnection, L.L.C.
Pro Serv......................  AEP Pro Serv, Inc., a subsidiary of AEP
PSO...........................  Public Service Company of Oklahoma, a public utility subsidiary of AEP
PTB...........................  Price to beat, as defined by the Texas Act
PUCO..........................  The Public Utilities Commission of Ohio
PUCT..........................  Public Utility Commission of Texas
PUHCA.........................  Public Utility Holding Company Act of 1935, as amended
QF............................  Qualifying facility, as defined under the Public Utility Regulatory Policies Act of 1978
RCRA..........................  Resource Conservation and Recovery Act of 1976, as amended
REP...........................  Retail electricity provider
Rockport Plant................  A generating plant, consisting of two 1,300,000-kilowatt coal-fired generating units, near Rockport, Indiana
RTO...........................  Regional Transmission Organization
SEC...........................  Securities and Exchange Commission
S&P...........................  Standard & Poor's Ratings Service
SO2...........................  Sulfur dioxide
SO2 Allowance.................  An allowance to emit one ton of sulfur dioxide granted under the Clean Air Act
                                  Amendments of 1990
SPP...........................  Southwest Power Pool
STPNOC........................  STP Nuclear Operating Company, a non-profit Texas corporation which operates STP on behalf of its joint owners, including TCC
SWEPCo........................  Southwestern Electric Power Company, a public utility subsidiary of AEP
TCA...........................  Transmission Coordination Agreement dated January 1, 1997 by and among, PSO,
                                  SWEPCo, TCC, TNC and AEPSC, which allocates costs and benefits in connection with the operation of the transmission assets of the four public utility subsidiaries
TCC...........................  AEP Texas Central Company, formerly Central Power and Light Company, a public utility subsidiary of AEP
TEA...........................  Transmission Equalization Agreement dated April 1, 1984 by and among APCo,
                                  CSPCo, I&M, KPCo and OPCo, which allocates costs and benefits in connection with the operation of transmission assets
Texas Act.....................  Texas electric restructuring legislation
TNC...........................  AEP Texas North Company, formerly West Texas Utilities Company, a public utility subsidiary of AEP
TVA...........................  Tennessee Valley Authority
Virginia Act..................  Virginia electric restructuring legislation
VSCC..........................  Virginia State Corporation Commission
WVPSC.........................  West Virginia Public Service Commission
West zone public utility
  subsidiaries................  PSO, SWEPCo, TCC and TNC


                           FORWARD-LOOKING INFORMATION

   These reports made by AEP and its registrant subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although AEP and its registrant subsidiaries believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

o     Electric load and customer growth.

o     Weather conditions.

o     Available sources and costs of fuels.

o Availability of generating capacity and the performance of AEP's generating plants.

o The ability to recover regulatory assets and stranded costs in connection with deregulation.

o New legislation and government regulation including requirements for reduced emissions of sulfur, nitrogen, carbon and other substances.

o Resolution of pending and future rate cases, negotiations and other regulatory decisions (including rate or other recovery for environmental compliance).

o     Oversight and/or investigation of the energy sector or its participants.

o Resolution of litigation (including pending Clean Air Act enforcement actions and disputes arising from the bankruptcy of Enron Corp.)

o     AEP's ability to reduce its operation and maintenance costs.

o The success of disposing of investments that no longer match AEP's corporate profile.

o AEP's ability to sell assets at attractive prices and on other attractive terms.

o International and country-specific developments affecting foreign investments including the disposition of any current foreign investments.

o The economic climate and growth in AEP's service territory and changes in market demand and demographic patterns.

o     Inflationary trends.

o AEP's ability to develop and execute on a point of view regarding prices of electricity, natural gas, and other energy-related commodities.

o Changes in the creditworthiness and number of participants in the energy trading market.

o Changes in the financial markets, particularly those affecting the availability of capital and AEP's ability to refinance existing debt at attractive rates.

o Actions of rating agencies, including changes in the ratings of debt and preferred stock.

o Volatility and changes in markets for electricity, natural gas, and other energy-related commodities.

o Changes in utility regulation, including the establishment of a regional transmission structure.

o Accounting pronouncements periodically issued by accounting standard-setting bodies.

o     The performance of AEP's pension plan.

o     Prices for power that we generate and sell at wholesale.

o Changes in technology and other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes and other catastrophic events.

Item 1. Business


General

Overview and Description of Subsidiaries

   AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a registered public utility holding company under PUHCA that owns, directly or indirectly, all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries.

   The service areas of AEP's public utility subsidiaries cover portions of the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia. The generating and transmission facilities of AEP's public utility subsidiaries are interconnected, and their operations are coordinated, as a single integrated electric utility system. Transmission networks are interconnected with extensive distribution facilities in the territories served. The public utility subsidiaries of AEP, which do business as "American Electric Power," have traditionally provided electric service, consisting of generation, transmission and distribution, on an integrated basis to their retail customers. Restructuring legislation in Michigan, Ohio, Texas and Virginia has caused or will cause AEP public utility subsidiaries in those states to unbundle previously integrated regulated rates for their retail customers.

   The AEP System is an integrated electric utility system and, as a result, the member companies of the AEP System have contractual, financial and other business relationships with the other member companies, such as participation in the AEP System savings and retirement plans and tax returns, sales of electricity and transportation and handling of fuel. The member companies of the AEP System also obtain certain accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost from a common provider, AEPSC.

   At December 31, 2003, the subsidiaries of AEP had a total of 22,075 employees. AEP, because it is a holding company rather than an operating company, has no employees. The public utility subsidiaries of AEP are:

     APCo (organized in Virginia in 1926) is engaged in the generation, transmission and distribution of electric power to approximately 929,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2003, APCo and its wholly owned subsidiaries had 2,371 employees. Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo also is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Energy Corporation and Virginia Electric and Power Company. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.

     CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, transmission and distribution of electric power to approximately 698,000 retail customers in Ohio, and in supplying and marketing electric power at wholesale to other electric utilities, municipalities and other market participants. At December 31, 2003, CSPCo had 1,125 employees. CSPCo's service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo also is interconnected with the following unaffiliated utility companies: CG&E, DP&L and Ohio Edison Company.

     I&M (organized in Indiana in 1925) is engaged in the generation, transmission and distribution of electric power to approximately 575,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants. At December 31, 2003, I&M had 2,634 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. In addition to its AEP System interconnections, I&M also is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, CG&E, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, PSI Energy Inc. and Richmond Power & Light Company.

     KPCo (organized in Kentucky in 1919) is engaged in the generation, transmission and distribution of electric power to approximately 175,000 retail customers in an area in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2003, KPCo had 394 employees. In addition to its AEP System interconnections, KPCo also is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KPCo is also interconnected with TVA.

     Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 46,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company does not own any generating facilities. It purchases electric power from APCo for distribution to its customers. At December 31, 2003, Kingsport Power Company had 57 employees.

     OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, transmission and distribution of electric power to approximately 704,000 retail customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2003, OPCo had 2,153 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo also is interconnected with the following unaffiliated utility companies: CG&E, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.

     PSO (organized in Oklahoma in 1913) is engaged in the generation, transmission and distribution of electric power to approximately 505,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2003, PSO had 1,067 employees. Among the principal industries served by PSO are natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace manufacturing, telecommunications, and rubber goods. In addition to its AEP System interconnections, PSO also is interconnected with Ameren Corporation, Empire District Electric Co., Oklahoma Gas & Electric Co., Southwestern Public Service Co. and Westar Energy Inc.

     SWEPCo (organized in Delaware in 1912) is engaged in the generation, transmission and distribution of electric power to approximately 439,000 retail customers in northeastern Texas, northwestern Louisiana and western Arkansas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2003, SWEPCo had 1,351 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing, and metal refining. The territory served by SWEPCo also includes several military installations, colleges, and universities. In addition to its AEP System interconnections, SWEPCo is also interconnected with CLECO Corp., Empire District Electric Co., Entergy Corp. and Oklahoma Gas & Electric Co.

     TCC (organized in Texas in 1945) is engaged in the generation, transmission and sale of power to affiliated and non-affiliated entities and the distribution of electric power to approximately 711,000 retail customers through REPs in southern Texas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2003, TCC had 1,203 employees. Among the principal industries served by TCC are oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics, and machinery equipment. In addition to its AEP System interconnections, TCC is a member of ERCOT.

     TNC (organized in Texas in 1927) is engaged in the generation, transmission and sale of power to affiliated and non-affiliated entities and the distribution of electric power to approximately 190,000 retail customers through REPs in west and central Texas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2003, TNC had 472 employees. The principal industry served by TNC is agriculture. The territory served by TNC also includes several military installations and correctional facilities. In addition to its AEP System interconnections, TNC is a member of ERCOT.

     Wheeling Power Company (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 retail customers in northern West Virginia. Wheeling Power Company does not own any generating facilities. It purchases electric power from OPCo for distribution to its customers. At December 31, 2003, Wheeling Power Company had 57 employees.

     AEGCo (organized in Ohio in 1982) is an electric generating company. AEGCo sells power at wholesale to I&M and KPCo. AEGCo has no employees.

Service Company Subsidiary

   AEP also owns a service company subsidiary, AEPSC. AEPSC provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to the AEP System companies. The executive officers of AEP and its public utility subsidiaries are all employees of AEPSC. At December 31, 2003, AEPSC had 6,215 employees.

Classes of Service

   The principal classes of service from which the public utility subsidiaries of AEP derive revenues and the amount of such revenues during the year ended December 31, 2003 are as follows:


                                       AEP
                                   System(a) APCo CSPCo I&M KPCo
                                                      (in thousands)
  Utility Operations:
    Retail Sales
      Residential..............  $3,171,000  $ 623,435  $ 509,919  $ 352,710  $120,001
      Commercial...............   2,348,000    321,515    455,304    272,319    68,904
      Industrial...............   1,977,000    342,593    133,242    319,783    94,567
      Other Retail Sales.......     173,000     41,060     17,975      6,154       926
                                 ----------  ---------  ---------  ---------  --------
         Total Retail..........   7,669,000  1,328,603  1,116,440    950,966   284,398

   Wholesale
     System Sales and
    Transmission...............   2,554,000    311,056    183,490    337,275    69,451
      Other Wholesale Revenues.           -          -          -          -         -
      Risk Management Realized.     205,000     17,391     10,491     11,440     4,038
      Risk Management Mark-
         to-Market ............    (198,000)    (2,249)    (5,134)         -         -
                                 ----------  ---------  ---------  ---------  --------
       Total Wholesale.........   2,561,000    326,198    188,847    348,715    73,489

    Other Operating Revenues...     745,000     79,583     42,195     46,712    18,775
    Sales to Affiliates........           -    222,793     84,369    249,203    39,808
                                 ----------  ---------  ---------  ---------  --------
       Gross Utility Operations  10,975,000  1,957,177  1,431,851  1,595,596   416,470
    Provision for Rate Refund..    (104,000)       181          -          -         -
                                 ----------- ---------  ---------  ---------  --------
         Net Utility Operations  10,871,000  1,957,358  1,431,851  1,595,596   416,470

  Investments- Gas Operations..   3,097,000          -          -          -         -
  Investments- Other...........     577,000          -          -          -         -
                                 ----------  ---------  ---------  ---------  --------
         Total Revenues........  $14,545,000 $1,957,358 $1,431,851 $1,595,596 $416,470
                                 =========== ========== ========== ========== ========

                                    OPCo         PSO     SWEPCo        TCC       TNC
                                                     (in thousands)
 Utility Operations:
   Retail Sales
     Residential..............   $  474,323  $ 402,988 $ 350,386   $ 215,330  $  57,191
     Commercial...............      314,526    275,852   291,859     158,307     28,395
     Industrial...............      522,449    231,638   215,805      43,469      8,199
     Other Retail Sales.......        8,413     83,491     6,478       8,824     11,484
                                 ----------  --------- ---------   ---------  ---------
        Total Retail..........    1,319,711    993,969   864,528     425,930    105,269

  Wholesale
    System Sales and
   Transmission...............      263,397     61,173   147,885     894,509    279,973
     Other Wholesale Revenues.            -          -         -           -          -
     Risk Management Realized.       13,882      3,667     4,325      26,331      9,590
     Risk Management
       Mark-to-Market.........      (11,381)         -     3,439       2,801        911
                                 ----------- --------- ---------   ---------  ---------
        Total Wholesale.......      265,898     64,840   155,649     923,641    290,474

   Other Operating Revenues...       74,766     20,883    66,373     339,696     39,292
   Sales to Affiliates........      584,278     23,130    68,854     141,698     51,625
                                 ----------  --------- ---------   ---------  ---------
        Gross Utility Operations  2,244,653  1,102,822 1,155,404   1,830,965    486,660
   Provision for Rate Refund..            -          -    (8,562)    (83,454)   (20,714)
                                 ----------  --------- ----------  ---------- ----------
        Net Utility Operations    2,244,653  1,102,822 1,146,842   1,747,511    465,946
 Investments- Gas Operations..            -          -         -           -          -
 Investments- Other...........            -          -         -           -          -
                                 ----------  --------- ---------   ---------  ---------
        Total Revenues...........$2,244,653  $1,102,822$1,146,842  $1,747,511 $ 465,946
                                 ==========  ====================  ========== =========

----------

(a) Includes revenues of other subsidiaries not shown. Intercompany transactions have been eliminated, including AEGCo's total revenues of $233,165,000 for the year ended December 31, 2003, all of which resulted from its wholesale business, including its marketing and trading of power.

Holding Company Regulation

   The provisions of PUHCA, administered by the SEC, regulate many aspects of a registered holding company system, such as the AEP System. PUHCA limits the operations of a registered holding company system to a single integrated public utility system and such other businesses as are incidental or necessary to the operations of the system. In addition, PUHCA governs, among other things, financings, sales or acquisitions of utility assets and intra-system transactions.

   PUHCA and the rules and orders of the SEC currently require that transactions between associated companies in a registered holding company system be performed at cost with limited exceptions. Over the years, the AEP System has developed numerous affiliated service, sales and construction relationships and, in some cases, invested significant capital and developed significant operations in reliance upon the ability to recover its full costs under these provisions.

   The Division of Investment Management of the SEC has recommended the conditional repeal of PUHCA. Under its recommendation, certain oversight authority would be transferred to the FERC. Legislation has since been introduced in numerous sessions of Congress that would repeal PUHCA, but such legislation has not passed.

AEP-CSW Merger

   On June 15, 2000, CSW (now known as AEP Utilities, Inc.) merged with and into a wholly owned merger subsidiary of AEP. As a result, CSW became a wholly owned subsidiary of AEP. The four wholly owned public utility subsidiaries of CSW--PSO, SWEPCo, TCC and TNC--became indirect wholly owned public utility subsidiaries of AEP as a result of the merger. The merger was approved by the FERC and the SEC (with respect to PUHCA).

   On January 18, 2002, the U.S. Court of Appeals for the District of Columbia ruled that the SEC failed to properly explain how the merger met the requirements of PUHCA and remanded the case to the SEC for further review. The court held that the SEC had not adequately explained its conclusions that the merger met PUHCA requirements that the merging entities be "physically interconnected" and that the combined entity was confined to a "single area or region."

   Management believes that the merger meets the requirements of PUHCA and expects the matter to be resolved favorably.

Financing

General

   Companies within the AEP System generally use short-term debt to finance working capital needs, acquisitions and construction. The companies periodically issue long-term debt to reduce short-term debt. Short-term debt has in recent history been provided by AEP's commercial paper program and revolving credit facilities. Proceeds were made available to subsidiaries under the AEP corporate borrowing program. Throughout 2003, AEP was successful in accessing the commercial paper market. Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.

   AEP's revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for this type of facility, including a maximum debt/capital test and a $50 million cross-acceleration provision. At December 31, 2003, AEP was in compliance with its debt covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event. See Management's Financial Discussion and Analysis of Results of Operations, included in the 2003 Annual Reports, under the heading entitled Financial Condition for additional information with respect to AEP's credit agreements.

   AEP's subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as leasing arrangements, including the leasing of utility assets and coal mining and transportation equipment and facilities.

Credit Ratings

   In 2003, the rating agencies conducted credit reviews of AEP and its registrant subsidiaries. The agencies also reviewed many companies in the energy sector due to issues that impact the entire industry.

   Moody's completed its review of AEP and its rated subsidiaries in February 2003. The results of that review were downgrades of the following ratings for unsecured debt: AEP from Baa2 to Baa3, APCo from Baa1 to Baa2, TCC from Baa1 to Baa2, PSO from A2 to Baa1, SWEPCo from A2 to Baa1. TNC, which had no senior unsecured notes outstanding at the time of the ratings action, had its mortgage bond debt downgraded from A2 to A3. AEP's commercial paper was also concurrently downgraded from P-2 to P-3. The completion of this review was a culmination of earlier ratings action in 2002 that had included a downgrade of AEP from Baa1 to Baa2. With the completion of the reviews, Moody's placed AEP and its rated subsidiaries on stable outlook.

   S&P completed its review of AEP and its rated subsidiaries in March 2003. The results of that review were downgrades of the ratings for unsecured debt for AEP and its rated subsidiaries from BBB+ to BBB. AEP's commercial paper rating was affirmed at A-2. With the completion of the reviews, S&P placed AEP and its rated subsidiaries on stable outlook.

   Fitch completed its review of AEP and its rated subsidiaries in March 2003. The result of that review was a downgrade of AEP's unsecured debt rating from BBB+ to BBB. AEP's commercial paper rating was affirmed at F-2. With the completion of the reviews, Fitch placed AEP and its rated subsidiaries on stable outlook.

   See Management's Financial Discussion and Analysis of Results of Operations, included in the 2003 Annual Reports, under the heading entitled Financial Condition for additional information with respect to AEP's credit ratings, liquidity and specific financing activities.

Environmental and Other Matters

General

   AEP's subsidiaries are currently subject to regulation by federal, state and local authorities with regard to air and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities. The environmental issues that are potentially material to the AEP system include:

   o The CAA and CAAA and state laws and regulations (including State Implementation Plans) that require compliance, obtaining permits and reporting as to air emissions. See Management's Financial Discussion and Analysis of Results of Operations under the heading entitled The Current Air Quality Regulatory Framework.

   o Litigation with the federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating plants required additional permitting or pollution control technology. See Management's Financial Discussion and Analysis of Results of Operations under the headings entitled The Current Air Quality Regulatory Framework and New Source Review Litigation and Note 9 to the consolidated financial statements entitled Commitments and Contingencies, included in the 2003 Annual Reports, for further information.

   o Rules issued by the EPA and certain states that require substantial reductions in SO2, mercury and NOx emissions, some of which became effective in 2003. The remaining compliance dates and proposals would take effect periodically through as late as 2018. AEP is installing (or has installed) emission control technology and is taking other measures to comply with required reductions. See Management's Financial Discussion and Analysis of Results of Operations under the headings entitled Future Reduction Requirements for NOx, SO2 and Hg and Estimated Air Quality Investments and Note 7 to the consolidated financial statements entitled Commitments and Contingencies, included in the 2003 Annual Reports under the heading entitled NOx Reductions for further information.

   o CERCLA, which imposes upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites, costs for environmental remediation. AEP does not, however, anticipate that any of its currently identified CERCLA-related issues will result in material costs or penalties to the AEP System. See Management's Financial Discussion and Analysis of Results of Operations, included in the 2003 Annual Reports, under the heading entitled Superfund and State Remediation for further information.

   o The Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits. The EPA recently adopted a new Clean Water Act rule to reduce the number of fish and other aquatic organisms killed at once-through cooled power plants. See Management's Financial Discussion and Analysis of Results of Operations, included in the 2003 Annual Reports, under the heading entitled Clean Water Act Regulation for additional information.

   o Solid and hazardous waste laws and regulations, which govern the management and disposal of certain wastes. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion byproducts, which the EPA has determined are not hazardous waste governed subject to RCRA.

   In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. See Management's Financial Discussion and Analysis of Results of Operations, included in the 2003 Annual Reports, under the heading entitled Environmental Matters for information on current environmental issues.

   If our expenditures for pollution control technologies, replacement generation and associated operating costs are not recoverable from customers through regulated rates (in regulated jurisdictions) or market prices (in deregulated jurisdictions), those costs could adversely affect future results of operations and cash flows, and possibly financial condition.

   AEP's international operations are subject to environmental regulation by various authorities within the host countries. Under certain circumstances, these authorities may require modifications to these facilities and operations or impose fines and other costs for violations of applicable statutes and regulations. From time to time, these operations are named as parties to various legal claims, actions, complaints or other proceedings related to environmental matters. AEP's UK generation facilities will be subject to additional environmental constraints in 2008 (which become more stringent after 2015) because they are subject to regulation governing large combustion plants. In the fourth quarter of 2002, AEP decided not to install certain emission control technology on its Fiddler's Ferry and Ferrybridge generation facilities in 2008. This decision and its legal and regulatory consequences resulted in a significant reduction in the estimated economic life of those facilities. See also Investments--UK Operations for a discussion of AEP's planned disposition of these assets in 2004.

   The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System.

   See Management's Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters and Note 7 to the consolidated financial statements entitled Commitments and Contingencies, included in the 2003 Annual Reports, for further information with respect to environmental matters.

Environmental Investments

   Investments related to improving AEP System plants' environmental performance and compliance with air and water quality standards during 2002 and 2003 and the current estimate for 2004 are shown below. Substantial investments in addition to the amounts set forth below are expected by the System in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls in order to comply with air and water quality standards which have been or may be adopted. Future investments could be significantly greater if litigation regarding whether AEP properly installed emission control equipment on its plants is resolved against any AEP subsidiaries or emissions reduction requirements are accelerated or otherwise become more onerous. See Management's Financial Discussion and Analysis of Results of Operations under the headings entitled Future Reduction Requirements for NOx, SO2 and Hg and Estimated Air Quality Investments Note 7 to the consolidated financial statements, entitled Commitments and Contingencies, included in the 2003 Annual Reports, for more information regarding this litigation and environmental expenditures in general.

                                       2002     2003     2004
                                      Actual   Actual  Estimate
                                           (in thousands)
      AEGCo.......................   $  1,200   11,800    9,800
      APCo........................    108,400   70,600  145,500
      CSPCo.......................     25,400   31,400   18,000
      I&M.........................      1,200   14,900   12,100
      KPCo........................    110,600   40,500    3,500
      OPCo........................    110,300   40,000  108,400
      PSO.........................      1,200    1,700        0
      SWEPCo......................      3,400    3,200    2,700
      TCC.........................        600      500        0
      TNC.........................      1,900    2,600      800
                                     -------- -------- --------
      AEP System..................   $364,200 $217,200 $300,800
                                     ======== ======== ========

Electric and Magnetic Fields

   EMF are found everywhere there is electricity. Electric fields are created by the presence of electric charges. Magnetic fields are produced by the flow of those charges. This means that EMF are created by electricity flowing in transmission and distribution lines, electrical equipment, household wiring, and appliances.

   A number of studies in the past several years have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to EMF and health effects, none has produced any conclusive evidence that EMF does or does not cause adverse health effects.

   Management cannot predict the ultimate impact of the question of EMF exposure and adverse health effects. If further research shows that EMF exposure contributes to increased risk of cancer or other health problems, or if the courts conclude that EMF exposure harms individuals and that utilities are liable for damages, or if states limit the strength of magnetic fields to such a level that the current electricity delivery system must be significantly changed, then the results of operations and financial condition of AEP and its operating subsidiaries could be materially adversely affected unless these costs can be recovered from customers.

SEC Subpoena, CFTC Complaint ant Other Energy Market Investigations

   AEP received data requests, subpoenas and information requests from the SEC, CFTC and other state and federal governmental agencies relating to certain energy market investigations. On September 30, 2003, the CFTC filed a complaint against AEP in federal district court alleging that it provided false or misleading information about market conditions and prices of natural gas in an attempt to manipulate the price of natural gas. See Management's Financial Discussion and Analysis of Results of Operations, included in the 2003 Annual Reports, under the heading Energy Market Investigations.

Utility Operations

General

   Utility operations constitute the majority of AEP's business operations. Utility operations include (i) the generation, transmission and distribution of electric power to retail customers and (ii) the supplying and marketing of electric power at wholesale (through the electric generation function) to other electric utility companies, municipalities and other market participants. AEPSC, as agent for AEP's public utility subsidiaries performs marketing, generation dispatch, fuel procurement and power-related risk management and trading activities.

Electric Generation

Facilities

   AEP's public utility subsidiaries own approximately 38,000 MW of domestic generation. See Deactivation and Planned Disposition of Generating Facilities for a discussion of planned sales of certain of AEP's generating facilities. Pursuant to regulatory orders, the AEP public utility subsidiaries operate their generating facilities as a single interconnected and coordinated electric utility system. See Item 2 -- Properties for more information regarding AEP's generation capacity.

AEP Power Pool and CSW Operating Agreement

   APCo, CSPCo, I&M, KPCo and OPCo are parties to the Interconnection Agreement, dated July 6, 1951, as amended (Interconnection Agreement), defining how they share the costs and benefits associated with their generating plants. This sharing is based upon each company's "member-load-ratio." The Interconnection Agreement has been approved by the FERC.

   The member-load ratio is calculated monthly by dividing such company's highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all east zone operating companies. As of December 31, 2003, the member-load ratios were as follows:
                               Peak
                               Demand Member-Load
                               (MW) Ratio (%)
         APCo...............  6,873        31.7
         CSPCo..............  3,871        17.9
         I&M................  4,243        19.6
         KPCo...............  1,564         7.2
         OPCo...............  5,121        23.6

   Although the FERC has approved CSPCo's and OPCo's request to withdraw from the AEP Power Pool as part of its order approving the settlement agreements and AEP's FERC restructuring application, CSPCo and OPCo plan to remain functionally separated through at least December 31, 2008 as provided by their rate stabilization plan filed with the PUCO. See Management's Financial Discussion and Analysis and Financial Condition, under the heading entitled Corporate Separation, included in the 2003 Annual Reports and Note 6 to the consolidated financial statements, entitled Customer Choice and Industry Restructuring, included in the 2003 Annual Reports, for a discussion of AEP's corporate separation plan.

   The following table shows the net (credits) or charges allocated among the parties under the Interconnection Agreement and AEP System Interim Allowance Agreement during the years ended December 31, 2001, 2002 and 2003:

                                 2001        2002       2003
                              ---------   ---------    -------
                                      (in thousands)
         APCo...............  $ 256,700  $ 127,000   $ 218,000
         CSPCo..............    251,200    267,000     276,800
         I&M................   (166,200) (113,600)    (118,800)
         KPCo...............     27,600    46,500       38,400
         OPCo...............   (369,300) (326,900)    (414,400)

   PSO, SWEPCo, TCC, TNC, and AEPSC are parties to a Restated and Amended Operating Agreement originally dated as of January 1, 1997 (CSW Operating Agreement), which has been approved by the FERC. The CSW Operating Agreement requires the west zone public utility subsidiaries to maintain adequate annual planning reserve margins and requires the subsidiaries that have capacity in excess of the required margins to make such capacity available for sale to other AEP west zone public utility subsidiaries as capacity commitments. Parties are compensated for energy delivered to recipients based upon the deliverer's incremental cost plus a portion of the recipient's savings realized by the purchaser that avoids the use of more costly alternatives. Revenues and costs arising from third party sales are shared based on the amount of energy each west zone public utility subsidiary contributes that is sold to third parties. Upon the sale of its generation assets, TCC will no longer supply generating capacity under the CSW Operating Agreement.

   The following table shows the net (credits) or charges allocated among the parties under the CSW Operating Agreement during the years ended December 31, 2001, 2002 and 2003:

                                     2001      2002      2003
                                   --------  --------   ------
                                         (in thousands)
             PSO.................  $  6,500 $ 53,700  $ 44,000
             SWEPCo..............   (62,300) (67,800)  (46,600)
             TCC.................    13,500  (15,400)  (29,500)
             TNC.................    42,300   29,500    32,100

   Power generated by or allocated or provided under the Interconnection Agreement or CSW Operating Agreement to any public utility subsidiary is primarily sold to customers (or in the case of the ERCOT area of Texas, REPs) by such public utility subsidiary at rates approved (other than in the ERCOT area of Texas) by the public utility commission in the jurisdiction of sale. In Ohio, Virginia and the ERCOT area of Texas, such rates are based on a statutory formula as those jurisdictions transition to the use of market rates for generation. See Regulation -- Rates.

   Under both the Interconnection Agreement and CSW Operating Agreement, power generated that is not needed to serve the native load of any public utility subsidiary is sold in the wholesale market by AEPSC on behalf of the generating subsidiary. See Risk Management and Trading for a discussion of the trading and marketing of such power.

   AEP's System Integration Agreement, which has been approved by the FERC, provides for the integration and coordination of AEP's east and west zone operating subsidiaries. This includes joint dispatch of generation within the AEP System and the distribution, between the two zones, of costs and benefits associated with the transfers of power between the two zones (including sales to third parties and risk management and trading activities). It is designed to function as an umbrella agreement in addition to the Interconnection Agreement and the CSW Operating Agreement, each of which controls the distribution of costs and benefits within each zone.

Risk Management and Trading

   AEPSC, as agent for AEP's public utility subsidiaries, sells excess power into the market and engages in power and natural gas risk management and trading activities focused in regions in which AEP traditionally operates. These activities primarily involve the purchase and sale of electricity (and to a lesser extent, natural gas) under physical forward contracts at fixed and variable prices. These contracts include physical transactions, over-the-counter swaps and exchange-traded futures and options. The majority of physical forward contracts are typically settled by entering into offsetting contracts. These transactions are executed with numerous counterparties or on exchanges. Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions. As of December 31, 2003, counterparties have posted approximately $45 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP's public utility subsidiaries. Since open trading contracts are valued based on changes in market power prices, exposures change daily.

Fuel Supply

   The following table shows the sources of power generated by the AEP System:

                                              2001   2002   2003
             Coal..........................   74%    78%    80%
             Natural Gas...................   12%     8%     7%
             Nuclear.......................   11%    11%     9%
             Hydroelectric and other.......    3%     3%     4%

   Variations in the generation of nuclear power are primarily related to refueling and maintenance outages. Variations in the generation of natural gas power are primarily related to the availability of cheaper alternatives to fulfill certain power requirements and the deactivation of certain gas-fired plants owned by TCC and TNC.

   Coal and Lignite: AEP's public utility subsidiaries procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations, short-term, and spot agreements with various producers and coal trading firms. Management believes, but cannot provide assurances that, AEP's public utility subsidiaries will be able to secure coal and lignite of adequate quality and in adequate quantities to operate their coal and lignite-fired units. See Investments-Other for a discussion of AEP's coal marketing and transportation operations.

   The following table shows the amount of coal delivered to the AEP System during the past three years and the average delivered price of spot coal purchased by System companies:

                                                      2001     2002    2003
                                                      ----     ----    ----
    Total coal delivered to AEP operated plants
     (thousands of tons)...........................  73,889   76,442  76,042
    Average price per ton of spot-purchased coal...  $27.30   $27.06  $28.91

   The coal supplies at AEP System plants vary from time to time depending on various factors, including customers' usage of electric power, space limitations, the rate of consumption at particular plants, labor issues and weather conditions which may interrupt deliveries. At December 31, 2003, the System's coal inventory was approximately 42 days of normal usage. This estimate assumes that the total supply would be utilized through the operation of plants that use coal most efficiently.

   In cases of emergency or shortage, system companies have developed programs to conserve coal supplies at their plants. Such programs have been filed and reviewed with officials of federal and state agencies and, in some cases, the relevant state regulatory agency has prescribed actions to be taken under specified circumstances by System companies, subject to the jurisdiction of such agency.

   The FERC has adopted regulations relating, among other things, to the circumstances under which, in the event of fuel emergencies or shortages, it might order electric utilities to generate and transmit electric power to other regions or systems experiencing fuel shortages, and to ratemaking principles by which such electric utilities would be compensated. In addition, the federal government is authorized, under prescribed conditions, to allocate coal and to require the transportation thereof, for the use of power plants or major fuel-burning installations.

   Natural Gas: AEP, through its public utility subsidiaries, consumed over 138 billion cubic feet of natural gas during 2003 for generating power. A majority of the gas-fired power plants are connected to at least two natural gas pipelines, which provides greater access to competitive supplies and improves reliability. A portfolio of long-term and short-term purchase and transportation agreements (that are entered into on a competitive basis and based on market prices) supplies natural gas requirements for each plant.

   Nuclear: I&M and STPNOC have made commitments to meet certain of the nuclear fuel requirements of the Cook Plant and STP, respectively. Steps currently are being taken, based upon the planned fuel cycles for the Cook Plant, to review and evaluate I&M's requirements for the supply of nuclear fuel. I&M has made and will make purchases of uranium in various forms in the spot, short-term, and mid-term markets until it decides that deliveries under long-term supply contracts are warranted. TCC and the other STP participants have entered into contracts with suppliers for (i) 100% of the uranium concentrate sufficient for the operation of both STP units through spring 2006 and (ii) 50% of the uranium concentrate needed for STP through spring 2007. See Deactivation and Planned Disposition of Generation Facilities for more information about TCC's interest in STP.

   For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M has completed modifications to its spent nuclear fuel storage pool. AEP anticipates that the Cook Plant has storage capacity to permit normal operations through 2012. STP has on-site storage facilities with the capability to store the spent nuclear fuel generated by the STP units over their licensed lives.

Nuclear Waste and Decommissioning

   I&M, as the owner of the Cook Plant, and TCC, as a partial owner of STP, have a significant future financial commitment to safely dispose of spent nuclear fuel and decommission and decontaminate the plants. The ultimate cost of retiring the Cook Plant and STP may be materially different from estimates and funding targets as a result of the:

   o Type of decommissioning plan selected;

   o Escalation of various cost elements (including, but not limited to, general inflation);

   o Further development of regulatory requirements governing decommissioning;

   o Limited availability to date of significant experience in decommissioning such facilities;

   o Technology available at the time of decommissioning differing significantly from that assumed in these studies;

   o Availability of nuclear waste disposal facilities; and

   o Approval of the Cook Plant's license extension.

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant and STP will not be significantly different than current projections.

   See Management's Financial Discussion and Analysis of Results of Operations and Note 7 to the consolidated financial statements, entitled Commitments and Contingencies, included in the 2003 Annual Reports, for information with respect to nuclear waste and decommissioning and related litigation.

   Low-Level Radioactive Waste: The LLWPA mandates that the responsibility for the disposal of low-level radioactive waste rests with the individual states. Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials. Michigan and Texas do not currently have disposal sites for such waste available. AEP cannot predict when such sites may be available, but South Carolina and Utah operate low-level radioactive waste disposal sites and accept low-level radioactive waste from Michigan and Texas. AEP's access to the South Carolina facility is currently allowed through the end of fiscal year 2008. There is currently no set date limiting AEP's access to the Utah facility.

Deactivation and Planned Disposition of Generation Facilities

   In September 2002, AEP indicated to ERCOT its intent to deactivate 16 gas-fired power plants (8 TCC plants and 8 TNC plants). ERCOT subsequently conducted reliability studies that determined that seven plants (4 TCC plants and 3 TNC plants) would be required to ensure reliability of the electricity grid. As a result of these studies, ERCOT and AEP mutually agreed to enter into reliability must run agreements to continue operation of these seven plants. With ERCOT's approval, AEP deactivated the remaining nine plants. The agreements allowed ERCOT to terminate the agreement with 90 days notice if the facility was no longer needed to ensure reliability of the electricity grid. ERCOT provided such notice with respect to one TNC plant in August 2003 and the plant was deactivated. AEP and ERCOT agreed to new reliability must run contracts at the remaining six plants through December 2004, subject to the same termination provision.

   TCC is conducting an auction to sell all of its generation facilities in Texas to establish the market value of the assets and TCC's stranded costs in accordance with the Texas Act. See Texas Regulatory Assets and Stranded Cost Recovery and Post-Restructuring Wires Charges. The competitive bidding process began in June 2003 after the PUCT issued a rule confirming TCC's ability to establish the value of its generation assets and amount of stranded costs by selling the generation assets. The PUCT has engaged a consultant and designated a team to monitor the auction and advise TCC on the sale of its generating assets, including requirements of the Texas Act for establishing stranded costs.

   The assets to be sold have a generating capacity of 4,497 MW and include eight gas-fired generating plants, one coal-fired plant, TCC's interest in Oklaunion Power Station, a hydroelectric facility and TCC's interest in STP. TCC has entered into agreements to sell its 7.8% share of Oklaunion Power Station and 25.2% share in STP and is continuing to evaluate bids for its remaining generation assets. See Note 6 to the consolidated financial statements entitled Customer Choice and Industry Restructuring, included in the 2003 Annual Reports, for more information on the planned disposition of TCC generation facilities.

Structured Arrangements Involving Capacity, Energy, and Ancillary Services

   In January 2000, OPCo and NPC, an affiliate of Buckeye, entered into an agreement relating to the construction and operation of a 510 MW gas-fired electric generating peaking facility to be owned by NPC. OPCo is entitled to 100% of the power generated by the facility, and is responsible for the fuel and other costs of the facility through 2005. After 2005, NPC and OPCo will be entitled to 80% and 20%, respectively, of the power of the facility, and both parties will generally be responsible for the fuel and other costs of the facility.

Certain Power Agreements

   AEGCo: Since its formation in 1982, AEGCo's business has consisted of the ownership and financing of its 50% interest in Unit 1 of the Rockport Plant and, since 1989, leasing of its 50% interest in Unit 2 of the Rockport Plant. The operating revenues of AEGCo are derived from the sale of capacity and energy associated with its interest in the Rockport Plant to I&M and KPCo pursuant to unit power agreements, which have been approved by the FERC.

   The I&M Power Agreement provides for the sale by AEGCo to I&M of all the capacity (and the energy associated therewith) available to AEGCo at the Rockport Plant. I&M is obligated, whether or not power is available from AEGCo, to pay as a demand charge for the right to receive such power (and as an energy charge for any associated energy taken by I&M). Such amounts, when added to amounts received by AEGCo from any other sources, will be at least sufficient to enable AEGCo to pay all its operating and other expenses, including a rate of return on the common equity of AEGCo as approved by FERC, currently 12.16%. The I&M Power Agreement will continue in effect until the date that the last of the lease terms of Unit 2 of the Rockport Plant has expired unless extended in specified circumstances.

   Pursuant to an assignment between I&M and KPCo, and a unit power agreement between KPCo and AEGCo, AEGCo sells KPCo 30% of the capacity (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KPCo has agreed to pay to AEGCo the same amounts which I&M would have paid AEGCo under the terms of the I&M Power Agreement for such entitlement. The KPCo unit power agreement expires on December 31, 2004.

   AEGCo and AEP have entered into a capital funds agreement pursuant to which, among other things, AEP has unconditionally agreed to make cash capital contributions, or in certain circumstances subordinated loans, to AEGCo to the extent necessary to enable AEGCo to (i) maintain such an equity component of capitalization as required by governmental regulatory authorities; (ii) provide its proportionate share of the funds required to permit commercial operation of the Rockport Plant; (iii) enable AEGCo to perform all of its obligations, covenants and agreements under, among other things, all loan agreements, leases and related documents to which AEGCo is or becomes a party (AEGCo Agreements); and (iv) pay all indebtedness, obligations and liabilities of AEGCo (AEGCo Obligations) under the AEGCo Agreements, other than indebtedness, obligations or liabilities owing to AEP. The capital funds agreement will terminate after all AEGCo Obligations have been paid in full.

   OVEC: AEP, CSPCo and several unaffiliated utility companies jointly own OVEC. The aggregate equity participation of AEP and CSPCo in OVEC is 44.2%. Until September 1, 2001, OVEC supplied from its generating capacity the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE. The sponsoring companies are now entitled to receive and pay for all OVEC capacity (approximately 2,200 MW) in proportion to their power participation ratios. The aggregate power participation ratio of APCo, CSPCo, I&M and OPCo is 42.1%. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital. The Inter-Company Power Agreement, which defines the rights of the owners and sets the power participation ratio of each, will expire by its terms on March 12, 2006. The AEP-affiliated owners of OVEC are evaluating the need for environmental investments related to their ownership interests.

   Buckeye: Contractual arrangements among OPCo, Buckeye and other investor-owned electric utility companies in Ohio provide for the transmission and delivery, over facilities of OPCo and of other investor-owned utility companies, of power generated by the two units at the Cardinal Station owned by Buckeye and back-up power to which Buckeye is entitled from OPCo under such contractual arrangements, to facilities owned by 25 of the rural electric cooperatives which operate in the State of Ohio at 342 delivery points. Buckeye is entitled under such arrangements to receive, and is obligated to pay for, the excess of its maximum one-hour coincident peak demand plus a 15% reserve margin over the 1,226,500 kilowatts of capacity of the generating units which Buckeye currently owns in the Cardinal Station. Such demand, which occurred on January 23, 2003, was recorded at 1,409,726 kilowatts.

Electric Transmission and Distribution

General

   AEP's public utility subsidiaries (other than AEGCo) own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2--Properties for more information regarding the transmission and distribution lines. Most of the transmission and distribution services are sold, in combination with electric power, to retail customers of AEP's public utility subsidiaries in their service territories. These sales are made at rates established and approved by the state utility commissions of the states in which they operate, and in some instances, approved by the FERC. See Regulation-- Rates. The FERC regulates and approves the rates for wholesale transmission transactions. See Regulation-- FERC. As discussed below, some transmission services also are separately sold to non-affiliated companies.

   AEP's public utility subsidiaries (other than AEGCo) hold franchises or other rights to provide electric service in various municipalities and regions in their service areas. In some cases, these franchises provide the utility with the exclusive right to provide electric service. These franchises have varying provisions and expiration dates. In general, the operating companies consider their franchises to be adequate for the conduct of their business. For a discussion of competition in the sale of power, see Competition.


AEP Transmission Pool

   Transmission Equalization Agreement: APCo, CSPCo, I&M, KPCo and OPCo operate their transmission lines as a single interconnected and coordinated system and are parties to the Transmission Equalization Agreement, dated April 1, 1984, as amended (TEA), defining how they share the costs and benefits associated with their relative ownership of the extra-high-voltage transmission system (facilities rated 345 KV and above) and certain facilities operated at lower voltages (138 KV and above). The TEA has been approved by the FERC. Sharing under the TEA is based upon each company's "member-load ratio." The member-load ratio is calculated monthly by dividing such company's highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all east zone operating companies. As of December 31, 2003, the member-load ratios were as follows:

                                      Peak
                                       Demand    Member-Load
                                        (MW)      Ratio (%)
         APCo...............           6,873       31.7
         CSPCo..............           3,871       17.9
         I&M................           4,243       19.6
         KPCo...............           1,564        7.2
         OPCo...............           5,121       23.6

   The following table shows the net (credits) or charges allocated among the parties to the TEA during the years ended December 31, 2001, 2002 and 2003:

                                       2001      2002       2003
                                     --------  --------    ------
                                             (in thousands)
          APCo.....................  $ (3,100) $(13,400)$       0
          CSPCo....................    40,200    42,200    38,200
          I&M......................   (41,300)  (36,100)  (39,800)
          KPCo.....................    (4,600)   (5,400)   (5,600)
          OPCo.....................     8,800    12,700     7,200

   Transmission Coordination Agreement: PSO, SWEPCo, TCC, TNC and AEPSC are parties to a Transmission Coordination Agreement originally dated as of January 1, 1997 (TCA). The TCA has been approved by the FERC and establishes a coordinating committee, which is charged with the responsibility of overseeing the coordinated planning of the transmission facilities of the west zone public utility subsidiaries, including the performance of transmission planning studies, the interaction of such subsidiaries with independent system operators and other regional bodies interested in transmission planning and compliance with the terms of the OATT filed with the FERC and the rules of the FERC relating to such tariff.

   Under the TCA, the west zone public utility subsidiaries have delegated to AEPSC the responsibility of monitoring the reliability of their transmission systems and administering the AEP OATT on their behalf. The TCA also provides for the allocation among the west zone public utility subsidiaries of revenues collected for transmission and ancillary services provided under the AEP OATT.

   The following table shows the net (credits) or charges allocated among the parties to the TCA during the years ended December 31, 2001, 2002 and 2003:

                                          2001     2002      2003
                                        -------  -------    ------
                                             (in thousands)
            PSO.......................  $ 4,000  $ 4,200  $ 4,200
            SWEPCo....................    5,400    5,000    5,000
            TCC.......................   (3,900)  (3,600)  (3,600)
            TNC.......................   (5,500)  (5,600)  (5,600)

   Transmission Services for Non-Affiliates: In addition to providing transmission services in connection with their own power sales, AEP's public utility subsidiaries and other System companies also provide transmission services for non-affiliated companies. See Regional Transmission Organizations. AEP's public utility subsidiaries are subject to regulation by the FERC under the FPA in respect of transmission of electric power.

   Coordination of East and West Zone Transmission: AEP's System Transmission Integration Agreement provides for the integration and coordination of the planning, operation and maintenance of the transmission facilities of AEP's east and west zone public utility subsidiaries. The System Transmission Integration Agreement functions as an umbrella agreement in addition to the TEA and the TCA. The System Transmission Integration Agreement contains two service schedules that govern:

   o The allocation of transmission costs and revenues and

   o The allocation of third-party transmission costs and revenues and System dispatch costs.

The System Transmission Integration Agreement contemplates that additional service schedules may be added as circumstances warrant.

Regional Transmission Organizations

   On April 24, 1996, the FERC issued orders 888 and 889. These orders require each public utility that owns or controls interstate transmission facilities to file an open access network and point-to-point transmission tariff that offers services comparable to the utility's own uses of its transmission system. The orders also require utilities to functionally unbundle their services, by requiring them to use their own tariffs in making off-system and third-party sales. As part of the orders, the FERC issued a pro-forma tariff that reflects the Commission's views on the minimum non-price terms and conditions for non-discriminatory transmission service. In addition, the orders require all transmitting utilities to establish an Open Access Same-time Information System (OASIS), which electronically posts transmission information such as available capacity and prices, and require utilities to comply with Standards of Conduct that prohibit utilities' system operators from providing non-public transmission information to the utility's merchant energy employees. The orders also allow a utility to seek recovery of certain prudently incurred stranded costs that result from unbundled transmission service.

   In December 1999, FERC issued Order 2000, which provides for the voluntary formation of RTOs, entities created to operate, plan and control utility transmission assets. Order 2000 also prescribes certain characteristics and functions of acceptable RTO proposals.

   AEP is required, as a condition of FERC's approval in 2000 of AEP's merger with CSW, to transfer functional control of its transmission facilities to one or more RTOs. In May 2002, AEP announced an agreement with PJM to pursue terms for its east zone public utility subsidiaries to participate in PJM, a FERC-approved RTO. In July 2002, the FERC tentatively approved AEP subsidiaries' decision to join PJM, subject to certain conditions being met. The satisfaction of these conditions may only be partially within AEP's control.

   In December 2002, AEP's public utility subsidiaries filed applications with the state utility commissions of Indiana, Kentucky, Ohio and Virginia requesting approval of the transfer of functional control of transmission assets in those states to PJM. The status of these applications is as follows:

o The IURC conditionally approved the transfer of functional control of I&M's transmission assets to an RTO in September 2003, though the satisfaction of these conditions is not fully within I&M's or AEP's control;

o In July 2003, the KPSC denied KPCo's request to join PJM based on a lack of evidence that it would benefit Kentucky retail customers, but granted KPCo's request for rehearing. KPCo filed a cost/benefit study in December 2003 and a rehearing has been scheduled for April 2004;

o CSPCo and OPCo filed an application seeking approval of their plan to join PJM in December 2002. In addition, a group of complainants have filed a complaint with the PUCO alleging that CSPCo and OPCo have violated Ohio law by not participating in an RTO and seeking
         (i) a suspension of certain transmission-related charges to customers, (ii) requiring that CSPCo and OPCo continue to offer service at the prices set forth in their 1999 transition plan filing until January 1, 2006 and (iii) a penalty of $25,000 for each day that CSPCo and OPCo do not participate in an RTO. The PUCO consolidated our application with the complaint in February 2003. The PUCO has stayed the matter pending greater clarification with respect to RTO matters at the FERC and elsewhere;

o In February 2003, the Virginia legislature enacted legislation that would prohibit the transfer of functional control of transmission assets to an RTO until at least July 2004 and thereafter only with VSCC approval. The legislation requires a transfer by January 2005. In January 2004, APCo filed a supplement to its application with the VSCC consisting of a cost/benefit analysis of its participation in PJM and additional information required by the VSCC. A hearing on APCo's Virginia application is scheduled for July 2004.

   In November 2003, the FERC issued an order (i) proposing to exempt AEP's east zone public utility subsidiaries from Kentucky and Virginia laws requiring state approval of the AEP east zone public utility subsidiaries' transfer of functional control of their transmission assets to an RTO and (ii) directing AEP's east zone public utility subsidiaries to join PJM by October 1, 2004. Several issues, including whether the FERC may exempt AEP's east zone public utility subsidiaries from Kentucky and Virginia law preventing them from joining an RTO, have been heard by an administrative law judge. The FERC has directed that an initial decision be issued by the ALJ by March 15, 2004.

   SWEPCo and PSO currently intend to transfer functional control of their transmission assets to SPP subject to receipt of appropriate regulatory approvals. In February 2004, the FERC conditionally approved SPP as an RTO. The Arkansas Public Service Commission and LPSC have required filings related to SWEPCo's and PSO's transfer of functional control of transmission facilities to an RTO. The remaining west zone public utility subsidiaries (TCC and TNC) are members of ERCOT.

   See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2003 Annual Reports and Management's Financial Discussion and Analysis of Results of Operations under the heading entitled RTO Formation for a discussion of public utility subsidiary participation in RTOs.

   Regional Through and Out Rates

   The FERC has proposed to eliminate our ability to collect certain transmission charges associated with the transmission assets of our east zone public utility subsidiaries and implement transitional rates to mitigate the lost revenues for a two-year period commencing May 1, 2004. The FERC did not indicate how or if the lost revenues would be recovered after the expiration of the transitional rates. Management, however, believes that we are entitled to recover costs of owning and operating these facilities, including a reasonable rate of return. See Management's Financial Discussion and Analysis of Results of Operations under the heading entitled FERC Order on Regional Through and Out Rates for more information.

Regulation

General

   Except for retail generation sales in Ohio, Virginia and the ERCOT area of Texas, AEP's public utility subsidiaries' retail rates and certain other matters are subject to traditional regulation by the state utility commissions. Retail sales in Michigan, while still regulated, are now made at unbundled rates. Other states in AEP's service territory have also passed restructuring legislation that has not been implemented or has been repealed. See Electric Restructuring and Customer Choice Legislation and Rates. AEP's subsidiaries are also subject to regulation by the FERC under the FPA. I&M and TCC are subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant and STP, respectively. AEP and certain of its subsidiaries are also subject to the broad regulatory provisions of PUHCA administered by the SEC.

Rates

   Historically, state utility commissions have established electric service rates on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service. A utility's cost of service generally reflects its operating expenses, including operation and maintenance expense, depreciation expense and taxes. State utility commissions periodically adjust rates pursuant to a review of (i) a utility's revenues and expenses during a defined test period and (ii) such utility's level of investment. Absent a legal limitation, such as a law limiting the frequency of rate changes or capping rates for a period of time as part of a transition to customer choice of generation suppliers, a state utility commission can review and change rates on its own initiative. Some states may initiate reviews at the request of a utility, customer, governmental or other representative of a group of customers. Such parties may, however, agree with one another not to request reviews of or changes to rates for a specified period of time.

   The rates of AEP's public utility subsidiaries are generally based on the cost of providing traditional bundled electric service (i.e., generation, transmission and distribution service). In Ohio, Virginia and the ERCOT area of Texas, rates are transitioning from bundled cost-based rates for electric service to unbundled cost-based rates for transmission and distribution service on the one hand, and market pricing for and/or customer choice of generation on the other.

   Historically, the state regulatory frameworks in the service area of the AEP System reflected specified fuel costs as part of bundled (or, more recently, unbundled) rates or incorporated fuel adjustment clauses in a utility's rates and tariffs. Fuel adjustment clauses permit periodic adjustments to fuel cost recovery from customers and therefore provide protection against exposure to fuel cost changes. While the historical framework remains in a portion of AEP's service territory, recovery of increased fuel costs is no longer provided for in Ohio. Fuel recovery is also limited in the ERCOT area of Texas, but because AEP sold MECPL and MEWTU, there is little impact on AEP of fuel recovery procedures related to service in ERCOT.

   The following state-by-state analysis summarizes the regulatory environment of each jurisdiction in which AEP operates. Several public utility subsidiaries operate in more than one jurisdiction.

   Indiana: I&M provides retail electric service in Indiana at a bundled rate approved by the IURC. While rates are set on a cost-of-service basis, utilities may also generally seek to adjust fuel clause rates quarterly. I&M's base rate is capped through December 31, 2004. Its fuel recovery rate was capped through February 29, 2004 but is expected to return to traditional cost recovery.

   Ohio: CSPCo and OPCo each operates as a functionally separated utility and provides "default" retail electric service to customers at unbundled rates pursuant to the Ohio Act through December 31, 2005. Market-based default retail generation service rates will be determined in accordance with PUCO rules after December 31, 2005, unless the rate stabilization plan filed by CSPCo and OPCo (which, among other things, addresses default retail generation service rates from January 1, 2006 through December 31, 2008) is approved by the PUCO, in which case retail generation rates would be determined consistent with the rate stabilization plan until December 31, 2008. CSPCo and OPCo are and will continue to provide distribution services to retail customers at rates approved by the PUCO. These rates will be frozen from their levels as of December 31, 2005 to
(i) December 31, 2008 for CSPCo and (ii) December 31, 2007 (December 31, 2008, if the rate stabilization plan is approved) for OPCo. Transmission services will continue to be provided at rates established by the FERC. See Note 6 to the consolidated financial statements, entitled Customer Choice and Industry Restructuring, included in the 2003 Annual Reports, for more information.

   Oklahoma: PSO provides retail electric service in Oklahoma at a bundled rate approved by the OCC. PSO's rates are set on a cost-of-service basis. Fuel and purchased energy costs above the amount included in base rates are recovered by applying a fuel adjustment factor to retail kilowatt-hour sales. The factor is adjusted quarterly and is based upon forecasted fuel and purchased energy costs. Over or under collections of fuel costs for prior periods can be recovered when new quarterly factors are established. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2003 Annual Reports, for information regarding current rate proceedings.

   Texas: The Texas Act requires the legal separation of generation-related assets from transmission and distribution assets. TCC and TNC currently operate on a functionally separated basis. In January 2002, TCC and TNC transferred all their retail customers in the ERCOT area of Texas to MECPL, MEWTU and AEP Commercial and Industrial REP (an AEP affiliate). TNC's retail SPP customers were ultimately transferred to Mutual Energy SWEPCo L.P. (an AEP affiliate). TCC and TNC provide retail transmission and distribution service on a cost-of-service basis at rates approved by the PUCT and wholesale transmission service under tariffs approved by the FERC consistent with PUCT rules. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2003 Annual Reports, for information on current rate proceedings.

   In May 2003, the PUCT delayed competition in the SPP area of Texas until at least January 1, 2007. As such, SWEPCo's Texas operations continue to operate and to be regulated as a traditional bundled utility with both base and fuel rates.

   Virginia: APCo provides unbundled retail electric service in Virginia. APCo's unbundled generation, transmission (which reflect FERC approved transmission rates) and distribution rates as well as its functional separation plan were approved by the VSCC in December 2001.

   The Virginia Act capped base rates at their mid-1999 levels until the end of the transition period (July 1, 2007), or sooner if the VSCC finds that a competitive market for generation exists in Virginia. The Virginia Act permits APCo to seek a one-time change to its capped non-generation rates after January 1, 2004. The Virginia Act allows adjustments to fuel rates during the transition period and continues to permit utilities to recover their actual fuel costs, the fuel component of their purchased power costs and certain capacity charges. APCo recovers its generation capacity charges through capped base rates.

   West Virginia: APCo and Wheeling Power Company provide retail electric service at bundled rates approved by the WVPSC. A plan to introduce customer choice was approved by the West Virginia Legislature in its 2000 legislative session. However, implementation of that plan was placed on hold pending necessary changes to the state's tax laws in a subsequent session. Those changes have not been made. Management currently believes that implementation of the plan is unlikely.

   While West Virginia generally allows recovery of fuel costs, the most recent proceeding resulted in the suspension of an active fuel clause for APCo and WPCo (though they continue to recover fuel costs through fixed bundled rates). APCo and Wheeling Power Company are currently unable to change the current level of fuel cost recovery, though this ability could be reinstated in a future proceeding.

   Other Jurisdictions: The public utility subsidiaries of AEP also provide service at regulated bundled rates in Arkansas, Kentucky, Louisiana and Tennessee and regulated unbundled rates in Michigan.

   The table below illustrates the current rate regulation status of the states in which the public utility subsidiaries of AEP operate:

                                                                                                   Percentage
                                                                   Fuel Clause Rates                 Of AEP
                                                                                     System Sales    System
                  Status of Base Rates for                                          Profits Shared  Retail
 Jurisdiction  Power Supply   Energy Delivery      Status            Includes        w/Ratepayers   Revenues(1)
 ------------  -------------- ---------------      --------          ----------      -------------- -----------

Ohio           Frozen         Distribution         None             Not applicable   Not applicable      32%
               through        frozen through
               2005(2)        2007 for OPCo and
                              2008 for CSP;
                              Transmission frozen
                              through 2005
 Texas-ERCOT
 (TCC, TNC)    See footnote 3 Not capped or frozen Not applicable   Not applicable   Not applicable       9%(3)
 Texas- SPP
 (SWEPCo, TNC) Not  capped or                      Active           Fuel and fuel    Yes, above base      5%
               frozen                                               portion of       levels
                                                                    purchased
                                                                    power
 Oklahoma      Not  capped or                      Active           Fuel and fuel    Yes                 13%
               frozen                                               portion of
                                                                    purchased
                                                                    power
 Indiana       Capped until                        Active           Fuel and Fuel    No                  10%
               1/1/05 (4)                                           portion of
                                                                    purchased
                                                                    power
 Virginia      Capped until   Capped until         Active           Fuel and fuel    No                  9%
               as late        as late                               portion of
               as 7/1/07(5)   as 7/1/07(5)                          purchased
                                                                    power
 West          Not  capped or                      Suspended(6)     Fuel and fuel    Yes, but             9%
 Virginia      frozen                                               portion of       suspended
                                                                    purchased
                                                                    power
 Louisiana     Capped until                        Active           Fuel and fuel    Yes, above           4%
               6/15/05                                              portion of       base levels
                                                                    purchased
                                                                    power
 Kentucky(7)   Not capped or                       Active           Fuel and fuel    Yes, above           4%
               frozen                                               portion of       base levels
                                                                    purchased
                                                                    power
 Arkansas      Not capped or                       Active           Fuel and fuel    Yes, above           2%
               frozen                                               portion of       base levels
                                                                    purchased
                                                                    power
 Michigan      Capped until   Capped until         Active           Fuel and fuel    Yes, in some         2%
               1/1/05(8)      1/1/05(8)                             portion of       areas
                                                                    purchased
                                                                    power
 Tennessee     Not capped or                       Active           Fuel and fuel    No                   1%
               frozen                                               portion of
                                                                    purchased
                                                                    power

-------------
(1) Represents the percentage of revenues from sales to retail customers from AEP utility companies operating in each state to the total AEP System revenues from sales to retail customers for the year ended December 31, 2003.

(2) CSPCo and OPCo have filed a rate stabilization plan with the PUCO to establish (after the market development period) a rate stabilization period from January 1, 2006 through December 31, 2008 during which their default retail generation rates would be established pursuant to such filing. The rate stabilization plan would also extend OPCo's distribution rate freeze through the end of 2008.

(3) Retail electric service in the ERCOT area of Texas is provided to most customers through unaffiliated REPs which must offer PTB rates until January 1, 2007.

(4) Capped base rates pursuant to a 1999 settlement with base rate freeze extended pursuant to merger stipulation.

(5) Base rates are capped until the earlier of July 1, 2007 or a finding by the VSCC that a competitive market for generation exists. One-time change in non-generation rates is allowed in Virginia.

(6) Expanded net energy clause suspended in West Virginia pursuant to a 1999 rate case stipulation, but subject to change in a future proceeding.

(7) KPCo applied for an environmental surcharge to recover costs incurred in connection with the installation of emission control equipment and in 2003 the KPSC granted recovery of $18 million.

(8) Capped base and fuel rates pursuant to a 1999 settlement and base rates extended pursuant to merger stipulation.


FERC

   Under the FPA, FERC regulates rates for interstate sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. FERC regulations require AEP to provide open access transmission service at FERC-approved rates. The transmission service regulated by FERC is predominantly wholesale transmission service, which is service not associated with bundled electricity sales to retail customers. FERC also regulates unbundled transmission service to retail customers.

   Under the FPA, the FERC regulates the sale of power for resale in interstate commerce by (i) approving contracts for wholesale sales to municipal and cooperative utilities and (ii) granting authority to public utilities to sell power at wholesale at market-based rates upon a showing that the seller lacks the ability to improperly influence market prices. AEP has market-rate authority from FERC, under which most of its wholesale marketing activity takes place. In November 2001, the FERC issued an order in connection with its triennial review of AEP's market based pricing authority requiring (i) certain actions by AEP in connection with its sales and purchases within its control area and (ii) posting of information related to generation facility status on AEP's website. AEP has appealed this order, and the FERC has issued an order delaying the effective date of the order. This was done in connection with the FERC's adoption of a new test called supply management assessment (SMA). In December 2003, the FERC issued a staff paper discussing alternatives to SMA and held a technical conference in January 2004. See Note 7 to the consolidated financial statements, entitled Commitments and Contingencies, included in the 2003 Annual Reports, for more information on the current status of this proceeding.

Electric Restructuring and Customer Choice Legislation

   Certain states in AEP's service area have adopted restructuring or customer choice legislation. In general, this legislation provides for a transition from bundled cost-based rate regulated electric service to unbundled cost-based rates for transmission and distribution service and market pricing for the supply of electricity with customer choice of supplier. At a minimum, this legislation allows retail customers to select alternative generation suppliers. Electric restructuring and/or customer choice began on January 1, 2001 in Ohio and on January 1, 2002 in Michigan, Virginia and the ERCOT area of Texas. Electric restructuring in the SPP area of Texas has been delayed by the PUCT until at least 2007. AEP's public utility subsidiaries operate in both the ERCOT and SPP areas of Texas.

   Implementation of legislation enacted in West Virginia to allow retail customers to choose their electricity supplier is on hold. Before West Virginia's choice plan can be effective, tax legislation must be passed to preserve pre-legislation levels of funding for state and local governments. No further legislation has been passed. Management currently believes that implementation of the plan is unlikely. In February 2003, Arkansas repealed its restructuring legislation.

   See Note 5 to the consolidated financial statements, entitled Effects of Regulation, included in the 2003 Annual Reports, for a discussion of the effect of restructuring and customer choice legislation on accounting procedures. See
Note 6 to the consolidated financial statements entitled Customer Choice and Industry Restructuring and Management's Financial Discussion and Analysis and Financial Condition, included in the 2003 Annual Reports, under the heading entitled Corporate Separation for a discussion of AEP's corporate separation plan.

Michigan Customer Choice

   Customer choice commenced for I&M's Michigan customers on January 1, 2002. Rates for retail electric service for I&M's Michigan customers were unbundled (though they continue to be regulated) to allow customers the ability to evaluate the cost of generation service for comparison with other suppliers. At December 31, 2003, none of I&M's Michigan customers had elected to change suppliers and no alternative electric suppliers are registered to compete in I&M's Michigan service territory.

Ohio Restructuring

   The Ohio Act requires vertically integrated electric utility companies that offer competitive retail electric service in Ohio to separate their generating functions from their transmission and distribution functions. Following the market development period (which will terminate no later than December 31, 2005), retail customers will receive distribution and, where applicable, transmission service from the incumbent utility whose distribution rates will be approved by the PUCO and whose transmission rates will be approved by the FERC. CSPCo and OPCo have filed a rate stabilization plan with the PUCO that, among other things, addresses default generation service rates from January 1, 2006 through December 31, 2008. See Regulation--FERC for a discussion of FERC regulation of transmission rates and Regulation--Rates--Ohio for a discussion of the impact of restructuring on distribution rates. If the PUCO approves the rate stabilization plan filed by CSPCo and OPCo, they will remain functionally separated through at least December 31, 2008.

Texas Restructuring

   Signed into law in June of 1999, the Texas Act substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition for all customers. Among other things, the Texas
Legislation:

o gave Texas customers the opportunity to choose their REP beginning January 1, 2002 (delayed until at least 2007 in the SPP portion of Texas),

o required each utility to legally separate into a REP, a power generation company, and a transmission and distribution utility, and

o required that REPs obtain electricity at generally unregulated rates, except that the prices that may be charged to residential and small commercial customers by REPs affiliated with a utility within the affiliated utility's service area are set by the PUCT, at the PTB, until certain conditions in the Texas Legislation are met.

   The Texas Act provides each affected utility an opportunity to recover its generation related regulatory assets and stranded costs resulting from the legal separation of the transmission and distribution utility from the generation facilities and the related introduction of retail electric competition. Regulatory assets consist of the Texas jurisdictional amount of generation-related regulatory assets and liabilities in the audited financial statements as of December 31, 1998. Stranded costs consist of the positive excess of the net regulated book value of generation assets (as of December 31, 2001) over the market value of those assets, taking specified factors into account, as ultimately determined in a PUCT true-up proceeding (the True-Up Proceeding).

   For a discussion of (i) regulatory assets and stranded costs subject to recovery by TCC and (ii) rate adjustments made after implementation of restructuring to allow recovery of certain costs by or with respect to TCC and TNC, see Texas Regulatory Asset and Stranded Cost Recovery and
Post-Restructuring Wires Charges.

Virginia Restructuring

   The Virginia Act was enacted in 1999 providing for retail choice of generation suppliers to be phased in over the January 1, 2002 to January 1, 2004 period. The Virginia Act required jurisdictional utilities to unbundle their power supply and energy delivery rates and to file functional separation plans by January 1, 2002. APCo filed its plan and, following VSCC approval of a settlement agreement, now operates in Virginia as a functionally separated electric utility charging unbundled rates for its retail sales of electricity. The settlement agreement addressed functional separation, leaving decisions related to legal separation for later VSCC consideration.

Texas Regulatory Assets and Stranded Cost Recovery and Post-Restructuring Wires Charges

   TCC and TNC may recover generation-related regulatory assets and plant-related stranded costs. Regulatory assets consist of the Texas jurisdictional amount of generation-related regulatory assets and liabilities in the audited financial statements as of December 31, 1998. Plant-related stranded costs consist of the positive excess of the net regulated book value of generation assets (as of December 31, 2001) over the market value of those assets, taking specified factors into account. The Texas Act allows alternative methods of valuation to determine the fair market value of generation assets, including outright sale, full and partial stock valuation and asset exchanges, and also, for nuclear generation assets, the ECOM model.

   The Texas Act further permits utilities to establish a special purpose entity to issue securitization bonds for the recovery of generation-related regulatory assets and, after the 2004 true-up proceeding, the amount of plant-related stranded costs and remaining generation-related regulatory assets not previously securitized. Securitization bonds allow for regulatory assets and plant-related stranded costs to be refinanced with recovery of the bond principal and financing costs ensured through a non-bypassable rate surcharge by the regulated transmission and distribution utility over the life of the securitization bonds. Any plant-related stranded costs or generation-related regulatory assets not recovered through the sale of securitization bonds may be recovered through a separate non-bypassable competitive transition charge to transmission and distribution customers.

Generation-Related Regulatory Assets

    In 1999, TCC filed an application with the PUCT to securitize approximately $1.27 billion of its retail generation-related regulatory assets and approximately $47 million in other qualified restructuring costs. On March 27, 2000, the PUCT issued an order authorizing issuance of up to $797 million of securitization bonds including $764 million for recovery of net generation-related regulatory assets and $33 million for other qualified refinancing costs. The securitization bonds were issued in February 2002. TCC has included a transition charge in its distribution rates to repay the bonds over a 14-year period. Another $185 million of regulatory assets are being recovered through distribution rates beginning in January 2002. Remaining generation related regulatory assets of approximately $195 million will be included in TCC's request to recover stranded costs in the True-Up Proceeding.

Plant-Related Stranded Costs

      It is anticipated that TCC will have significant plant-related stranded costs following the planned sale of its generation assets. As noted, stranded costs are ultimately determined in the True-Up Proceeding. The PUCT adopted a rule regarding the timing of the True-Up Proceedings scheduling TNC's filing (which has no generation related stranded costs) in May 2004 and TCC's filing in September 2004 or 60 days after the completion of the sale of TCC's generation assets, if later.

2004 True-Up Proceedings

      The purpose of the True-Up Proceeding is to (i) quantify and reconcile the amount of plant-related stranded costs and generation-related regulatory assets taking into account amounts that have not been securitized; (ii) conduct wholesale capacity auction true-ups; (iii) establish final fuel recovery balances; (iv) determine the retail clawback component; and (v) quantify unrefunded excess earnings (collectively, the True-Up Adjustment). The True-Up Adjustment will be reflected as either additional charges or credits to retail customers through transmission and distribution rates collected by REPs and remitted to the utility.

      After final determination of True-Up Adjustments by the PUCT, TCC may issue securitization bonds in an amount equal to the sum of (i) its plant-related stranded costs (where applicable) and (ii) generation-related regulatory assets, less its generation-related regulatory assets that have been previously securitized. If securitization bonds are not issued to finance all such amounts, TCC will seek recovery of these amounts as well as the other components of the True-Up Adjustments through non-bypassable competition transition charges in transmission and distribution rates.

      Plant-Related Stranded Cost Determination: The Texas Legislation authorized the use of several valuation methodologies to quantify plant-related stranded costs in the True-Up Proceeding, including by the sale of assets. TCC intends to sell its generation assets in order to obtain their market value for the purpose of determining plant-related stranded costs for the True-Up Proceeding and comply with the Texas Legislation. In the True-Up Proceeding, the amount of plant-related stranded costs under this market valuation methodology will be the amount by which net book value of TCC's generating assets exceeds the market value of the generation assets as measured by the net proceeds from the sale of the assets.

   Wholesale Capacity Auction True-Up Component: The PUCT used a computer model or projection, called an ECOM model, to estimate stranded costs related to generation plant assets in the unbundled cost of service proceedings. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2003 Annual Reports for further discussion. In connection with using the ECOM model to calculate the stranded cost estimate, the PUCT estimated the market power prices that will be received in the competitive wholesale generation market. Any difference between the ECOM model market prices and actual market power prices as measured by generation capacity auctions required by the Texas Legislation during the period of January 1, 2002 through December 31, 2003 will be a component of the True-Up Proceeding, either increasing or decreasing the amount of recovery for TCC. Actual market prices have been lower than the ECOM model market prices. Therefore, TCC recorded a $480 million regulatory asset and related revenues for 2002 and 2003.

   Fuel Recovery Balance Determination: The fuel component will be determined by the amount of fuel costs and expenses the PUCT approves based on a final fuel reconciliation that TCC and TNC have filed. In 2002, TNC filed with the PUCT to reconcile fuel costs and to defer any unrecovered portion applicable to retail sales within its ERCOT service area for inclusion in the True-Up Proceeding. In January 2004, the PUCT announced a final ruling in TNC's fuel reconciliation case that established TNC's unrecovered fuel balance, including interest for the ERCOT service territory, at $6.2 million. This balance will be included in TNC's 2004 true-up proceeding. In 2002, TCC filed with the PUCT to reconcile fuel costs and to establish its deferred over-recovery of fuel balance for inclusion in the 2004 True-Up Proceeding. In February 2004, an ALJ issued recommendations finding a $205 million over-recovery in this fuel proceeding. See TCC Fuel Reconciliation and TNC Fuel Reconciliation in Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2003 Annual Reports, for further discussion. Any over-recovery, plus interest thereon, will be credited to customers as a component of the True-Up Proceeding.

   Retail Clawback Component: The Texas Legislation provides for each price to beat (PTB) retail electricity provider (REP) to refund to its affiliated transmission and distribution utility the excess of the PTB revenues over market prices (subject to certain conditions and a limitation of $150 per customer). This retail clawback applies only to the (i) residential and (ii) small commercial classes of customers. If 40% of the load for such customer class is served by competitive REPs, the retail clawback is not applied for such class. During 2003, TCC and TNC filed to notify the PUCT that competitive REPs serve over 40% of the load in the small commercial class. The PUCT has ruled that this threshold has been met with respect to the small commercial class for each of TCC and TNC. AEP had accrued a total regulatory liability of approximately $66 million for all obligations related to retail clawback on its REP's books. As a result of the PUCT ruling on the small commercial retail clawback, $9 million of this regulatory liability was no longer required and was reversed.

   Unrefunded Excess Earnings Component: The Texas Legislation provides, as a component of the True-Up Proceeding, for an earnings test each year from 1999 through 2001. The Texas Legislation requires PUCT approval of the annual earnings test calculation. The PUCT has ruled that each of SWEPCo, TCC and TNC has excess earnings and, in certain instances, has ordered a reduction in distribution rates for the purpose of eliminating such excess earnings. AEP has appealed both the methodology of determining excess earnings and the reduction of distribution rates. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2003 Annual Reports, for further discussion, including the specific amounts in dispute. The PUCT rulings and the reduction in distribution rates effectively removes unrefunded excess earnings as a component to be determined by the True-Up Proceedings. To the extent AEP prevails in its appeal of the reduction in distribution rates, unrefunded excess earnings, as finally determined, would be included in the True-Up Proceedings and result in a reduction of the True-Up Adjustment.

   Pursuant to PUCT rules, if total stranded costs determined in the 2004 True-Up Proceeding are less than the amount of previously securitized regulatory assets, the PUCT can implement an offsetting credit to transmission and distribution rates. The Texas Third Court of Appeals ruled in February 2003 that the Texas Legislation does not contemplate the refunding to customers of negative stranded costs. In addition, the Court ruled that negative stranded costs cannot be offset against other true-up adjustments including final under-recovered fuel amounts. Portions of this ruling have been appealed to the Texas Supreme Court. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2003 Annual Reports, for more information.

   Further Securitization Bonds and Wires Charges: After final determination of its stranded costs and other true-up adjustments by the PUCT, TCC expects to issue securitization bonds in the amount of its currently non-securitized plant-related stranded costs and generation-related regulatory assets determined in the 2004 true-up proceeding. The bonds can have a maximum term of 15 years. If securitization bonds are not issued to finance all currently non-securitized plant-related stranded costs and generation-related regulatory assets, TCC will seek recovery of these amounts as well as its other true-up adjustments, through a non-bypassable competition transition charge in transmission and distribution rates.

   For a discussion of recovery of regulatory assets and stranded costs in Ohio and Virginia, see Note 6 to the consolidated financial statements entitled Customer Choice and Industry Restructuring, included in the 2003 Annual Reports.

Competition

   AEP's public utility subsidiaries have the right (which in some cases is exclusive) to sell electric power at retail within their respective service areas in the states of Arkansas, Indiana, Kentucky, Louisiana, Oklahoma, Tennessee, West Virginia and the SPP area of Texas. In Michigan, Ohio and Virginia, AEP's public utility subsidiaries continue to provide service to customers who have not been offered or have not selected alternate service from competing suppliers. In those states, service is currently being provided according to prescribed rules and rates. In the ERCOT area of Texas, TCC and TNC sell power (through December 31, 2004) to Centrica, which provides PTB service to certain former customers of TCC and TNC and must compete for customers. See Regulation -- Rates for a description of the setting of rates for power sold at bundled or unbundled state-regulated rates.

   The public utility subsidiaries of AEP, like many other electric utilities, have traditionally provided electric generation and energy delivery, consisting of transmission and distribution services, as a single product to their retail customers. Legislation has been enacted in Michigan, Ohio, Texas and Virginia that allows for customer choice of generation supplier. Although restructuring legislation has been passed in Oklahoma and West Virginia, it has been delayed indefinitely in Oklahoma and not implemented in West Virginia. In addition, restructuring legislation in Arkansas has been repealed. See Electric Restructuring Legislation. Customer choice legislation generally allows competition in the generation and sale of electric power, but not in its transmission and distribution.

   See Management's Financial Discussion and Analysis of Results of Operations and Note 6 to the consolidated financial statements entitled Customer Choice and Industry Restructuring, included in the 2003 Annual Reports, for further information with respect to restructuring legislation affecting AEP subsidiaries.

   The public utility subsidiaries of AEP, like the electric industry generally, face increasing competition in the sale of available power on a wholesale basis, primarily to other public utilities and power marketers. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale market by creating a generation market with fewer barriers to entry and mandating that all generators have equal access to transmission services. As a result, there are more generators able to participate in this market. The principal factors in competing for wholesale sales are price (including fuel costs), availability of capacity and power and reliability of service.

   AEP's public utility subsidiaries also compete with self-generation and with distributors of other energy sources, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capability of customers to utilize sources of energy other than electric power. With respect to competing generators and self-generation, the public utility subsidiaries of AEP believe that they generally maintain a favorable competitive position. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other cost-effective sources for electric power place them in a favorable competitive position, even though their prices may be higher than the costs of some other sources of energy.

   Significant changes in the global economy in recent years have led to increased price competition for industrial customers in the United States, including those served by the AEP System. Some of these industrial customers have requested price reductions from their suppliers of electric power. In addition, industrial customers that are downsizing or reorganizing often close a facility based upon its costs, which may include, among other things, the cost of electric power. The public utility subsidiaries of AEP cooperate with such customers to meet their business needs through, for example, providing various off-peak or interruptible supply options pursuant to tariffs filed with the various state commissions. Occasionally, these rates are first negotiated, and then filed with the state commissions. The public utility subsidiaries believe that they are unlikely to be materially adversely affected by this competition.

Seasonality

   The sale of electric power is generally a seasonal business. In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. The pattern of this fluctuation may change due to the nature and location of AEP's facilities and the terms of power sale contracts into which AEP enters. In addition, AEP has historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could diminish AEP's results of operations and may impact its financial condition.


Investments-Gas Operations

   AEP, through certain subsidiaries, operates and owns an interest in a significant amount of gas-related assets, including:

   o 6,400 miles of natural gas pipelines between two systems;

   o 127 billion cubic feet of storage among two facilities;

   o Five natural gas processing plants; and

   o Certain gas marketing contracts.

   AEP, in operating its natural gas assets, enters into transactions for the purchase and sale of natural gas. These transactions involve (i) purchases of natural gas from producers and subsequent sales to end users and local distribution companies, (ii) physical gas transactions along our natural gas pipelines to maximize revenue, based on price differences between various locations along those assets and (iii) physical (some of which involve purchases of gas that is stored in AEP storage assets) and financial transactions to mitigate price volatility risk. Gas transactions are executed (i) with numerous counterparties, (ii) directly with brokers or (iii) through brokerage accounts with brokers who are registered with the Commodity Futures Trading Commission. Brokers and counterparties may require cash or cash related instruments to be deposited on these transactions as margin against open positions. As of December 31, 2003, counterparties posted approximately $224 million in cash, cash equivalents and letters of credit with AEPES to satisfy the counterparties' obligations in connection with natural gas transactions. AEPES posted approximately $42 million. Since AEP's open gas trading contracts are valued based on changes in gas market prices, our exposures change daily.

   AEP's trading and marketing operations are generally limited to risk management and are focused in regions in which AEP owns assets.

   AEP acquired its Bammel storage facility (which has approximately 118 billion cubic feet of storage capacity) from Enron Corporation and certain of its subsidiaries. Because Enron and its relevant subsidiary are now bankrupt, the bankruptcy trustee and other third parties have taken and may take additional positions in the bankruptcy proceedings or litigation that seek to limit or compromise our use of this facility. See Notes 7 and 10 to the consolidated financial statements entitled Commitments and Contingencies and Acquisitions, Dispositions, Discontinued Operations, Impairments, Assets Held for Sale and Assets Held and Used, respectively, included in the 2003 Annual Reports for more information.

   During the third quarter of 2003, we selected an advisor to review our options regarding the assets of our gas operations business. In February 2004, we signed a definitive agreement to sell Louisiana Intrastate Gas (which has approximately 2000 miles of pipeline) and intend to complete the sale of the Jefferson Island storage facility (which has approximately 9 billion cubic feet of storage capacity) in 2004. We are considering our options with respect to our Houston Pipe Line and related assets. See Note 10 to the consolidated financial statements entitled Dispositions, Discontinued Operations, Impairments, Assets Held for Sale and Assets Held and Used, included in the 2003 Annual Reports for more information.


Investments-UK Operations

   AEP, through certain subsidiaries, operates and owns 4,000 MW of power generation facilities in the UK and engaged in the following activities throughout 2003:

   o Selling wholesale power in the UK;

   o Trading and marketing power transactions, with numerous counterparties, predominantly limited to risk management around assets used or managed by AEP subsidiaries in the UK. Since AEP's open power trading contracts are valued based on changes in market power prices, our exposures change daily; and

   o Procuring and transporting coal to fuel AEP's UK generation facilities and for sale to third parties. Its third party transactions exist because transporting coal is more economical in quantities exceeding those required to operate AEP assets. AEP uses financial instruments executed with numerous counterparties to manage the financial risk of these activities. Since AEP's open coal and freight contracts are based on changes in market prices, our exposures change daily.

   AEP expects to sell all its UK operations assets and contracts as a going concern, in one or more transactions, by the end of 2004. During the fourth quarter of 2003, AEP selected an advisor for the disposition of its UK business.

Investments- Other

General

   AEP, through certain subsidiaries, conducts certain business operations other than those included in other segments in which it uses and manage a portfolio of energy-related assets. Consistent with its business strategy, AEP intends to dispose of many of these non-core assets. The assets currently used and managed include:

   o 1,354 MW of domestic and 1,235 MW of international power generation facilities (of which its ownership is approximately 827 MW and 680 MW, respectively);

   o Coal mines and related facilities; and

   o Barge, rail and other fuel transportation related assets.

   These operations include the following activities:

   o Entering into long-term transactions to buy or sell capacity, energy, and ancillary services of electric generating facilities, either existing or to be constructed, at various locations in North America and Europe;

   o Holding and/or operating various properties, coal reserves, mining operations and royalty interests in Colorado, Kentucky, Louisiana, Ohio, Pennsylvania and West Virginia; and

   o Through MEMCO Barge Line Inc., transporting coal and dry bulk commodities, primarily on the Ohio, Illinois, and Lower Mississippi rivers for AEP, as well as unaffiliated customers. AEP, through certain subsidiaries, owns or leases 7,000 railcars, 1,800 barges, 37 towboats and two coal handling terminals with 20 million tons of annual capacity.

   AEP has in the past two years written down the value of certain of these investments. See Management's Financial Discussion and Analysis of Results of Operations and Note 10 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations, Impairments, Assets Held for Sale and Assets Held and Used, included in the 2003 Annual Reports.

Dow Chemical Cogeneration Facility

   AEP has entered into an agreement with The Dow Chemical Company to construct a 900 MW cogeneration facility at Dow's chemical facility in Plaquemine, Louisiana. AEP's subsidiary, OPCo, is entitled to 100% of the facility's capacity and energy over The Dow Chemical Company's requirements and has contracted to sell the power from this facility for twenty years to Tractebel Energy Marketing, Inc. (Tractebel). The power supply contract with Tractebel is in dispute. See Notes 7 and 10 to the consolidated financial statements, entitled Commitments and Contingencies and Acquisitions, Dispositions, Discontinued Operations, Impairments, Assets Held for Sale and Assets Held and Used, respectively, included in the 2003 Annual Reports, for more information.



Item 2. Properties

Generation Facilities

General

   At December 31, 2003, the AEP System owned (or leased where indicated) generating plants with net power capabilities (east zone public utility subsidiaries-winter rating; west zone public utility subsidiaries-summer rating) shown in the following table:

                        Coal    Natural  Hydro  Nuclear  Lignite  Oil   Total
 Company     Stations    MW     Gas MW    MW      MW       MW      MW    MW
 -------     --------  ------   -------  ----   -----     ----    ---- ----

 AEGCo......  1(a)       1,300                                         1,300
 APCo....... 17(b)       5,073            798                          5,871
 CSPCo......  6(e)       2,595                                         2,595
 I&M........ 10(a)       2,295             11    2,143                 4,449
 KPCo.......  1          1,060                                         1,060
 OPCo.......  8(b)(f)    8,472             48                          8,520
 PSO........  8(c)       1,018   3,139                             25  4,182
 SWEPCo.....  9          1,848   1,797                    842          4,487
 TCC........ 12(c)(d)(g)   686   3,175      6      630                 4,497
 TNC........ 12(c)         377     999                             10  1,386
             --          -----    ----    ---     ----    ---      --  -----
 Totals:     84          24,724  9,110    863    2,773    842      35 38,347
             --          ------  -----    ---    -----    ---      -- ------

(a) Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.

(b) Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.

(c) PSO, TCC and TNC jointly own the Oklaunion power station. Their respective ownership interests are reflected in this table.

(d) Reflects TCC's interest in STP.

(e) CSPCo owns generating units in common with CG&E and DP&L. Its ownership interest of 1,330 MW is reflected in this table.

(f) The scrubber facilities at the General James M. Gavin Plant are leased. The lease terminates in 2010 unless extended.

(g) See Item 1 -- Utility Operations -- Electric Generation -- Deactivation and Planned Disposition of Generation Facilities for a discussion of TCC's planned disposition of all its generation facilities.

   In addition to the generating facilities described above, AEP has ownership interests in other electrical generating facilities, both foreign and domestic. Information concerning these facilities at December 31, 2003 is listed below.

                                                  Capacity   Ownership
 Facility                    Fuel      Location   Total MW   Interest    Status
 --------                 ---------    --------  ----------  ---------   ------
 Brush II (a)...........  Natural gas  Colorado      68       47.75%       QF
 Desert Sky Wind Farm...  Wind         Texas        161      100%         EWG
 Mulberry...............  Natural gas  Florida      120       46.25%       QF
 Orange Cogen...........  Natural gas  Florida      103       50%          QF
 Sweeny.................  Natural gas  Texas        480       50%          QF
 Thermo Cogeneration (a)  Natural gas  Colorado     272       50%          QF
 Trent Wind Farm........  Wind         Texas        150      100%         EWG
                                                   ----
 Total U.S.                                       1,354
                                                  -----

 Bajio..................  Natural gas  Mexico       605       50%        FUCO
 Ferrybridge (b)........  Coal         United     2,000      100%        FUCO
                                       Kingdom
 Fiddler's Ferry (b)....  Coal         United     2,000      100%        FUCO
                                       Kingdom
 Nanyang (a)............  Coal         China        250       70%        FUCO
 Southcoast (a).........  Natural gas  United       380       50%        FUCO
                                       Kingdom     ----
 Total International                              5,235
                                                  -----

(a) See Note 10 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations, Impairments, Assets Held for Sale and Assets Held and Used, included in the 2003 Annual Reports, for a discussion of AEP's planned use and/or disposition of independent power producer and foreign generation assets.

(b) Ferrybridge and Fiddler's Ferry are properties that have been designated as discontinued operations and intended to be sold in 2004. See Note 10 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations, Impairments, Assets Held for Sale and Assets Held and Used, included in the 2003 Annual Reports, for more information.

Cook Nuclear Plant and STP

   The following table provides operating information relating to the Cook Plant and STP.

                                          Cook Plant              STP(a)
                                       Unit 1    Unit 2      Unit 1    Unit 2
 Year Placed in Operation..........    1975      1978        1988      1989
 Year of  Expiration of NRC
  License (b)......................    2014      2017        2027      2028
 Nominal Net Electrical Rating in
  Kilowatts........................  1,036,000 1,107,000   1,250,600  1,250,600
 Net Capacity Factors
  2003 (c)........................     73.5%     74.5%       62.0%     81.2%
  2002.............................    86.6%     80.5%       99.2%     75.0%
  2001 (d).........................    87.3%     83.4%       94.4%     87.1%

------------
(a) Reflects total plant.

(b) For economic or other reasons, operation of the Cook Plant and STP for the full term of their operating licenses cannot be assured.

(c) The capacity factors for both units of the Cook Plant were reduced in 2003 due to an unplanned maintenance outage to implement upgrades to the traveling water screens system following an alewife fish intrusion.

(d) The capacity factor for both units of the Cook Plant was significantly reduced in 2001 due to an unplanned dual maintenance outage in September 2001 to implement design changes that improved the performance of the essential service water system.

   Costs associated with the operation (excluding fuel), maintenance and retirement of nuclear plants continue to be more significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the construction and operation of nuclear facilities. I&M and TCC may also incur costs and experience reduced output at Cook Plant and STP, respectively, because of the design criteria prevailing at the time of construction and the age of the plant's systems and equipment. Nuclear industry-wide and Cook Plant and STP initiatives have contributed to slowing the growth of operating and maintenance costs at these plants. However, the ability of I&M and TCC to obtain adequate and timely recovery of costs associated with the Cook Plant and STP, respectively, including replacement power, any unamortized investment at the end of the useful life of the Cook Plant and STP (whether scheduled or premature), the carrying costs of that investment and retirement costs, is not assured. See
Item 1 -- Utility Operations -- Electric Generation -- Planned Deactivation and Planned Disposition of Generation Facilities for a discussion of TCC's planned disposition of its interest in STP.

Potential Uninsured Losses

   Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to the Cook Plant or STP and costs of replacement power in the event of a nuclear incident at the Cook Plant or STP. Future losses or liabilities which are not completely insured, unless allowed to be recovered through rates, could have a material adverse effect on results of operations and the financial condition of AEP, I&M, TCC and other AEP System companies. See Note 7 to the consolidated financial statements entitled Commitments and Contingencies, incorporated by reference in Item 8, for information with respect to nuclear incident liability insurance.

Transmission and Distribution Facilities

   The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies and that portion of the total representing 765,000-volt lines:

                                          Total Overhead
                                          Circuit Miles of
                                          Transmission and   Circuit Miles of
                                         Distribution Lines  765,000-volt Lines
                                         ------------------  ------------------
  AEP System (a).........................   216,685(b)          2,026
  APCo..................................     50,969               644
  CSPCo. (a)............................     14,016                --
  I&M...................................     21,957               615
  Kingsport Power Company...............      1,338                --
  KPCo..................................     10,703               258
  OPCo..................................     30,559               509
  PSO...................................     21,531                --
  SWEPCo................................     20,879                --
  TCC...................................     29,424                --
  TNC...................................     13,622                --
  Wheeling Power Company................      1,688                --

------------
(a) Includes 766 miles of 345,000-volt jointly owned lines.

(b) Includes 73 miles of transmission lines not identified with an operating company.

Titles

   The AEP System's generating facilities are generally located on lands owned in fee simple. The greater portion of the transmission and distribution lines of the System has been constructed over lands of private owners pursuant to easements or along public highways and streets pursuant to appropriate statutory authority. The rights of AEP's public utility subsidiaries in the realty on which their facilities are located are considered adequate for use in the conduct of their business. Minor defects and irregularities customarily found in title to properties of like size and character may exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. AEP's public utility subsidiaries generally have the right of eminent domain whereby they may, if necessary, acquire, perfect or secure titles to or easements on privately held lands used or to be used in their utility operations.

   Substantially all the fixed physical properties and franchises of the AEP System operating companies, except for limited exceptions, are subject to the lien of the mortgage and deed of trust securing the first mortgage bonds of each such company.

System Transmission Lines and Facility Siting

   Legislation in the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Texas, Tennessee, Virginia, and West Virginia requires prior approval of sites of generating facilities and/or routes of high-voltage transmission lines. Delays and additional costs in constructing facilities have been experienced as a result of proceedings conducted pursuant to such statutes, as well as in proceedings in which operating companies have sought to acquire rights-of-way through condemnation, and such proceedings may result in additional delays and costs in future years.

Construction Program

General

   The AEP System, with input from its state utility commissions, continuously assesses the adequacy of its generation, transmission, distribution and other facilities to plan and provide for the reliable supply of electric power and energy to its customers. In this assessment process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified, as appropriate. Thus, System reinforcement plans are subject to change, particularly with the restructuring of the electric utility industry.

Proposed Transmission Facilities

   APCo is proceeding with its plan to build the Wyoming-Jacksons Ferry 765,000-volt transmission line. The WVPSC and the VSCC have issued certificates authorizing construction and operation of the line. On December 31, 2002, the U.S. Forest Service issued a final environmental impact statement and record of decision to allow the use of federal lands in the Jefferson National Forest for construction of a portion of the line. APCo must still receive additional federal permits, but does not expect that obtaining these will negatively affect its ability to complete construction.

Construction Expenditures

   The following table shows construction expenditures (including environmental and non-utility plant expenditures) during 2001, 2002 and 2003 and current estimates of 2004 construction expenditures, in each case including AFUDC but excluding assets acquired under leases.

                              2001         2002        2003        2004
                             Actual       Actual      Actual     Estimate
                                           (in thousands)
AEP System (a)........... $1,832,000   $1,709,800   $1,358,400  $1,531,300
  AEGCo..................      6,900        5,300       22,200      18,400
  APCo...................    306,000      276,500      288,800     405,900
  CSPCo..................    132,500      136,800      136,300     130,300
  I&M....................     91,100      159,400      184,600     185,600
  KPCo...................     37,200      178,700       81,700      36,100
  OPCo...................    344,600      354,800      249,700     303,800
  PSO....................    124,900       89,400       86,800      80,100
  SWEPCo.................    112,100      111,800      121,100      99,600
  TCC....................    194,100      151,500      141,800     150,500
  TNC....................     39,800       43,600       46,700      57,800

---------
(a) Includes expenditures of other subsidiaries not shown. Amounts in 2001 and 2002 include construction expenditures related to entities classified in 2003 as discontinued operations. Those amounts were $186,500,000 and $24,900,000, respectively.

   See Note 7 to the consolidated financial statements entitled Commitments and Contingencies, incorporated by reference in Item 8, for further information with respect to the construction plans of AEP and its operating subsidiaries for the next three years.

   The System construction program is reviewed continuously and is revised from time to time in response to changes in estimates of customer demand, business and economic conditions, the cost and availability of capital, environmental requirements and other factors. Changes in construction schedules and costs, and in estimates and projections of needs for additional facilities, as well as variations from currently anticipated levels of net earnings, Federal income and other taxes, and other factors affecting cash requirements, may increase or decrease the estimated capital requirements for the System's construction program.

Item 3. Legal Proceedings

   For a discussion of material legal proceedings, see Note 7 to the consolidated financial statements, entitled Commitments and Contingencies, incorporated by reference in Item 8.

Item 4. Submission of Matters to a Vote of Security Holders

   AEP, APCo, I&M, OPCo, SWEPCo and TCC. None.

   AEGCo, CSPCo, KPCo, PSO and TNC. Omitted pursuant to Instruction I(2)(c).

                               ---------------

Executive Officers of the Registrants

   AEP. The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of March 1, 2004.

Name                      Age                     Office (a)
Michael G. Morris......   57   Chairman of the Board, President and Chief
                               Executive Officer of AEP and of AEPSC
Thomas V. Shockley, III   58   Vice Chairman of AEP and Vice Chairman and Chief
                               Operating Officer of AEPSC
Henry W. Fayne.........   57   Vice President of AEP, Executive Vice President
                               of AEPSC
Thomas M. Hagan........   59   Executive Vice President-Shared Services of AEPSC
Holly K. Koeppel.......   45   Executive Vice President of AEPSC
Robert P. Powers.......   50   Executive Vice President-Generation of AEPSC
Susan Tomasky..........   50   Vice President of AEP, Executive Vice President-
                               Policy, Finance and Strategic Planning of AEPSC
----------
(a) Messrs. Fayne and Powers and Ms. Tomasky have been employed by AEPSC or System companies in various capacities (AEP, as such, has no employees) for the past five years. Prior to joining AEPSC in June 2000 as Senior Vice President-Governmental Affairs, Mr. Hagan was Senior Vice President-External Affairs of CSW (1996-2000). Prior to joining AEPSC in July 2000 as Vice President-New Ventures, Ms. Koeppel was Regional Vice President of Asia-Pacific Operations for Consolidated Natural Gas International (1996-2000). Messrs. Hagan and Powers, Ms. Koeppel and Ms. Tomasky became executive officers of AEP effective with their promotions to Executive Vice President on September 9, 2002, October 24, 2001, November 18, 2002 and January 26, 2000, respectively. Prior to joining AEPSC in his current position upon the merger with CSW, Mr. Shockley was President and Chief Operating Officer of CSW (1997-2000) and Executive Vice President of CSW (1990-1997). Prior to joining AEPSC in his current position in January 2004, Mr. Morris was Chairman of the Board, President and Chief Executive Officer of Northeast Utilities (1997-2003). All of the above officers are appointed annually for a one-year term by the board of directors of AEP, the board of directors of AEPSC, or both, as the case may be.

   APCo, I&M, OPCo, SWEPCo and TCC. The names of the executive officers of APCo, I&M, OPCo, SWEPCo and TCC, the positions they hold with these companies, their ages as of March 1, 2004, and a brief account of their business experience during the past five years appear below. The directors and executive officers of APCo, I&M, OPCo, SWEPCo and TCC are elected annually to serve a one-year term.

Name                              Age    Position (a)(b)                                      Period
----                             -----   ---------------                                      ------
Michael G. Morris (a)(b).......   57     Chairman of the Board, President, Chief Executive    2004-Present
                                         Officer and Director of AEP
                                         Chairman of the Board, Chief Executive
                                         Officer and 2004-Present Director of
                                         AEPSC, APCo, I&M, OPCo, SWEPCo and TCC
                                         Chairman of the Board, President and
                                         Chief Executive 1997-2003 Officer of
                                         Northeast Utilities
Thomas V. Shockley, III (a)....   58     Director and Vice President of APCo, I&M, OPCo,
                                         SWEPCo and TCC                                       2000-Present
                                         Chief Operating Officer of AEPSC                     2001-Present
                                         Vice Chairman of AEP and AEPSC                       2000-Present
                                         President and Chief Operating Officer of CSW         1997-2000
                                         Executive Vice President of CSW                      1990-1997
Henry W. Fayne (a).............   57     President of APCo, I&M, OPCo, SWEPCo and TCC         2001-Present
                                         Director of SWEPCo and TCC                           2000-Present
                                         Director of APCo                                     1995-Present
                                         Director of OPCo                                     1993-Present
                                         Director of I&M                                      1998-Present
                                         Vice President of SWEPCo and TCC                     2000-2001
                                         Vice President of APCo, I&M and OPCo                 1998-2001
                                         Vice President of AEP                                1998-Present
                                         Chief Financial Officer of AEP                       1998-2001
                                         Executive Vice President of AEPSC                    2001-Present
                                         Executive Vice President-Finance and Analysis of
                                         AEPSC                                                2000-2001
                                         Executive Vice President-Financial Services of AEPSC 1998-2000
Thomas M. Hagan (a)............   59     Director  and  Vice  President  of  APCo, I&M, OPCo,
                                         SWEPCo and TCC                                       2002-Present
                                         Executive Vice President-Shared Services of AEPSC    2002-Present
                                         Senior Vice President-Governmental Affairs of AEPSC  2000-2002
                                         Senior  Vice  President-External  Affairs of CSW     1996-2000
Holly K. Koeppel...............   45     Executive Vice President of AEPSC                    2002-Present
                                         Vice President-New Ventures                          2000-2002
                                         Regional Vice President of Asia-Pacific Operations
                                         for Consolidated Natural Gas  International          1996-2000
Robert P. Powers (a)...........   50     Director and Vice President of APCo, I&M, OPCo,
                                         SWEPCo and TCC                                       2001-Present
                                         Director of I&M                                      2001-Present
                                         Vice President of I&M                                1998-Present
                                         Executive Vice President- Generation                 2003-Present
                                         Executive Vice President-Nuclear Generation and
                                         Technical Services of AEPSC                          2001-2003
                                         Senior Vice President-Nuclear Operations of AEPSC    2000-2001
                                         Senior Vice President-Nuclear Generation of AEPSC    1998-2000
Susan Tomasky (a)..............   50     Director  and  Vice  President  of  APCo, I&M, OPCo,
                                         SWEPCo and TCC                                       2000-Present
                                         Executive Vice President-Policy, Finance and
                                         Strategic Planning of AEPSC                          2001-Present
                                         Executive Vice President-Legal, Policy and
                                         Corporate Communications and General Counsel of
                                         AEPSC                                                2000-2001
                                         Senior Vice President and General Counsel of AEPSC   1998-2000

----------
(a) Messrs. Fayne, Hagan, Morris, Powers and Shockley and Ms. Tomasky are directors of AEGCo, CSPCo, KPCo, PSO and TNC. Messrs. Morris and Shockley are also directors of AEP.

(b) Mr. Morris is a director of Cincinnati Bell, Inc., Spinnaker Exploration Co. and Flint Ink.

PART II

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

   AEP. The information required by this item is incorporated herein by reference to the material under Common Stock and Dividend Information in the 2003 Annual Report.

   AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC. The common stock of these companies is held solely by AEP. The amounts of cash dividends on common stock paid by these companies to AEP during 2003 and 2002 are incorporated by reference to the material under Statement of Retained Earnings in the 2003 Annual Reports.

Item 6. Selected Financial Data

   AEGCo, CSPCo, KPCo, PSO and TNC. Omitted pursuant to Instruction I(2)(a).

   AEP, APCo, I&M, OPCo, SWEPCo and TCC. The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2003 Annual Reports.

Item  7.  Management's   Financial   Discussion  and  Analysis  and  Financial
Condition

   AEGCo, CSPCo, KPCo, PSO and TNC. Omitted pursuant to Instruction I(2)(a). Management's narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management's Financial Discussion and Analysis in the 2003 Annual Reports.

   AEP, APCo, I&M, OPCo, SWEPCo and TCC. The information required by this item is incorporated herein by reference to the material under Management's Financial Discussion and Analysis in the 2003 Annual Reports.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   AEGCo, AEP, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC. The information required by this item is incorporated herein by reference to the material under Management's Financial Discussion and Analysis in the 2003 Annual Reports.

Item 8. Financial Statements and Supplementary Data

   AEGCo, AEP, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC. The information required by this item is incorporated herein by reference to the financial statements and financial statement schedules described under Item 15 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   AEGCo, AEP, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC. None.

Item 9A. Controls and Procedures

   During 2003, AEP's management, including the principal executive officer and principal financial officer, evaluated AEP's disclosure controls and procedures relating to the recording, processing, summarization and reporting of information in AEP's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that (a) material information relating to AEP, including its consolidated subsidiaries, is made known to AEP's management, including these officers, by other employees of AEP and its subsidiaries, and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. AEP's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

   As of December 31, 2003, these officers concluded that the disclosure controls and procedures in place provide reasonable assurance that the disclosure controls and procedures can accomplish their objectives. AEP continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting and to maintain dynamic systems that change as events warrant.

   There have not been any changes in AEP's internal controls over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to affect, AEP's internal control over financial reporting.


PART III

Item 10. Directors and Executive Officers of the Registrants

   AEGCo, CSPCo, KPCo, PSO and TNC. Omitted pursuant to Instruction I(2)(c).

   AEP. The information required by this item is incorporated herein by reference to the material under Nominees for Director and Section 16(a) Beneficial Ownership Reporting Compliance of the definitive proxy statement of AEP for the 2004 annual meeting of shareholders, to be filed within 120 days after December 31, 2003. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

   APCo and OPCo. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of each company for the 2004 annual meeting of stockholders, to be filed within 120 days after December 31, 2003. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

   SWEPCo and TCC. The information required by this item is incorporated herein by reference to the material under Election of Directors of the definitive information statement of APCo for the 2004 annual meeting of stockholders, to be filed within 120 days after December 31, 2003. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I of this report.

   I&M. The names of the directors and executive officers of I&M, the positions they hold with I&M, their ages as of March 12, 2004, and a brief account of their business experience during the past five years appear below and under the caption Executive Officers of the Registrants in Part I of this report.

 Name                             Age              Position (a)                 Period
 ----                            ------            ------------                 ------

 K. G. Boyd....................   52     Director                               1997-Present
                                         Vice President (Appointed)--Fort
                                         Wayne Region Distribution Operations   2000-Present
                                         Indiana Region Manager                 1997-2000
 John E. Ehler.................   47     Director                               2001-Present
                                         Manager of Distribution Systems-Fort
                                         Wayne District                         2000-Present
                                         Region Operations Manager              1997-2000
 Patrick C. Hale...............   49     Director                               2003-Present
                                         Plant Manager, Rockport Plant          2003-Present
                                         Energy Production Manager, Rockport
                                         Plant                                  2001-2003
                                         Energy Production Manager, Mountaineer
                                         Plant (APCo)                           1997-2001
 David L. Lahrman..............   52     Director and Manager, Region Support   2001-Present
                                         Fort Wayne District Manager            1997-2001
 Marc E. Lewis.................   49     Director                               2001-Present
                                         Assistant General Counsel of the
                                         Service Corporation                    2001-Present
                                         Senior Counsel of AEPSC                2000-2001
                                         Senior Attorney of AEPSC               1994-2000
 Susanne M. Moorman............   54     Director and General Manager,
                                         Community Services                     2000-Present
                                         Manager, Customer Services Operations  1997-2000
 John R. Sampson...............   51     Director and Vice President            1999-Present
                                         Indiana State President                2000-Present
                                         Indiana & Michigan State President     1999-2000
                                         Site Vice President, Cook Nuclear Plant1998-1999
                                         Plant Manager, Cook Nuclear Plant      1996-1998

----------
(a) Positions are with I&M unless otherwise indicated.



Item 11. Executive Compensation

   AEGCo, CSPCo, KPCo, PSO and TNC. Omitted pursuant to Instruction I(2)(c).

   AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership Guidelines, Executive Compensation and the performance graph of the definitive proxy statement of AEP for the 2004 annual meeting of shareholders to be filed within 120 days after December 31, 2003.

   APCo and OPCo. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of each company for the 2004 annual meeting of stockholders, to be filed within 120 days after December 31, 2003.

   I&M, SWEPCo and TCC. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of APCo for the 2004 annual meeting of stockholders, to be filed within 120 days after December 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   AEGCo, CSPCo, KPCo, PSO and TNC. Omitted pursuant to Instruction I(2)(c).

   AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 2004 annual meeting of shareholders to be filed within 120 days after December 31, 2003.

   APCo and OPCo. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of each company for the 2004 annual meeting of stockholders, to be filed within 120 days after December 31, 2003.

   I&M. All 1,400,000 outstanding shares of Common Stock, no par value, of I&M are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of I&M generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

   SWEPCo and TCC. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of APCo for the 2004 annual meeting of stockholders, to be filed within 120 days after December 31, 2003.

   The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 2004, by each director and nominee of I&M and each of the executive officers of I&M named in the summary compensation table, and by all directors and executive officers of I&M as a group. It is based on information provided to I&M by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of I&M. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his or her name. Fractions of shares and units have been rounded to the nearest whole number.

                                                         Stock
Name                                   Shares (a)      Units (b)    Total
----                                  ------------     ---------    ------
Karl G. Boyd......................        12,296            248      12,554
E. Linn Draper, Jr................       822,359(c)     125,233     947,592
John E. Ehler.....................            --            --           --
Henry W. Fayne....................       236,177(d)     13,143      249,320
Thomas M. Hagan...................       105,943           149      106,092
Patrick C. Hale...................         3,025            --        3,025
David L. Lahrman..................           497            --          497
Marc E. Lewis.....................         6,364            --        6,364
Susanne M. Moorman................            41            --           41
Michael G. Morris.................            --            --           --
Robert P. Powers..................       139,665         1,378      141,043
John R. Sampson...................        18,005            --       18,005
Thomas V. Shockley, III...........       345,323(d)(e)      --      345,323
Susan Tomasky.....................       231,300(d)      6,502      237,802
All Directors and Executive Officers
Officers..........................     1,920,995(d)(f)  146,653    2,067,648

----------
(a) Includes share equivalents held in the AEP Retirement Savings Plan in the amounts listed below:

                                       AEP Retirement Savings
               Name                  Plan (Share Equivalents)
               ----                  ------------------------
               Mr. Boyd...............................    96
               Dr. Draper............................. 4,938
               Mr. Ehler..............................    --
               Mr. Fayne.............................. 6,152
               Mr. Hagan.............................. 3,617
               Mr. Hale...............................    25
               Mr. Lahrman............................   497
               Mr. Lewis.............................. 1,282
               Ms. Moorman............................    41
               Mr. Morris.............................    --
               Mr. Powers.............................   632
               Mr. Sampson............................   805
               Mr. Shockley........................... 7,530
               Ms. Tomasky............................ 1,967
               All Directors and Executive Officers...27,582

   With respect to the share equivalents held in the AEP Retirement Savings Plan, such persons have sole voting power, but the investment/disposition power is subject to the terms of the Plan. Also, includes the following numbers of shares attributable to options exercisable within 60 days: Mr. Boyd, 12,000; Dr. Draper, 816,666; Mr. Hagan, 91,833, Mr. Hale, 3,000; Mr.
   Lewis, 5,082; Mr. Powers, 139,033; Mr. Sampson, 17,200; Mr. Shockley, 300,000; and Mr. Fayne and Ms. Tomasky, 229,333.

(b) This column includes amounts deferred in stock units and held under AEP's officer benefit plans.

(c) Includes 661 shares held by Dr. Draper in joint tenancy with a family member.

(d) Does not include, for Messrs. Fayne, and Shockley and Ms. Tomasky, 85,231 shares in the American Electric Power System Educational Trust Fund over which Messrs. Fayne and Shockley and Ms. Tomasky share voting and investment power as trustees (they disclaim beneficial ownership). The amount of shares shown for all directors and executive officers as a group includes these shares.

(e) Includes 496 shares held by family members of Mr. Shockley over which he disclaimed beneficial ownership.

(f) Represents less than 1% of the total number of shares outstanding.




Equity Compensation Plan Information

   The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2003:

                                                                                                 Number of securities
                                                                      Number of                  remaining available
                                                                     securities        Weighted  for future issuance
                                                                       to be           average    under equity
                                                                     issued upon       exercise    compensation
                                                                     exercise of       price of       plans
                                                                     outstanding      outstanding   (excluding
                                                                       options,        options,     securities
                                                                       warrants        warrants     reflected in
                                                                      and rights      and rights    column (a))
Plan Category                                                            (a)             (b)           (c)
-------------                                                        -----------      ---------    -----------
Equity  compensation  plans approved by security holders(1).........   9,094,241      $ 33.0294      4,890,143
Equity   compensation   plans  not  approved  by security holders...           0            N/A              0
  Total.............................................................   9,094,241      $ 33.0294      4,890,143

------------
(1) Consists of shares to be issued upon exercise of outstanding options granted under the American Electric Power System 2000 Long-Term Incentive Plan, the CSW 1992 Long-Term Incentive Plan (CSW Plan). The CSW Plan was in effect prior to the consummation of the AEP-CSW merger. All unexercised options granted under the CSW Plan were converted into 0.6 options to purchase AEP common shares, vested on the merger date and will expire ten years after their grant date. No additional options will be issued under the CSW Plan.


Item 13. Certain Relationships and Related Transactions

   AEP, AEGCo, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC and TNC: None.

Item 14.    Principal Accountants Fees and Services

   AEP. The information required by this item is incorporated herein by reference to the material under Audit and Non-Audit Fees of the definitive proxy statement of AEP for the 2004 annual meeting of shareholders to be filed within 120 days after December 31, 2003.

   APCo and OPCo. The information required by this item is incorporated herein by reference to the material under Audit and Non-Audit Fees of the definitive information statement of each company for the 2004 annual meeting of stockholders, to be filed within 120 days after December 31, 2003.

   AEGCo, CSPCo, I&M, KPCo, PSO, SWEPCo, TCC and TNC.

   Each of the above are wholly-owned subsidiaries of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2004 annual meeting of shareholders to be filed within 120 days after December 31, 2003. The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of these companies' annual financial statements for the years ended December 31, 2002 and 2003, and fees billed for other services rendered by Deloitte & Touche LLP during those periods. [These fees include an allocation of amounts billed directly to AEPSC].

                                  AEGCo             CSPCo                 I&M                KPCo
                                  -----             -----                 ---                ----
                             2003      2002     2003      2002       2003     2002       2003     2002
                             ----      ----     ----      ----       ----     ----       ----     ----

Audit Fees                $136,100  $126,000  $385,000  $269,900   $366,900  $540,400   289,000    251,400
Audit-Related Fees......         0         0         0   155,000          0         0         0          0
Tax Fees................     1,000     1,000   349,000   119,000     26,000   231,000     8,000     34,000
All Other Fees..........         0         0         0         0          0         0         0          0

                                  PSO                   SWEPCo             TCC                TNC
                                  ---                  ------              ---                ---
                            2003      2002      2003      2002       2003       2002      2003      2002
                            ----      ----      ----      ----       ----       ----      ----      ----
Audit Fees..............  $187,300  $156,200  $212,900  $178,700   $511,000   $446,770   188,900    92,800
Audit-Related Fees......         0         0         0         0          0    274,800         0   213,000
Tax Fees................    35,000   103,000    89,000   102,000     89,000   $125,000    54,000    77,000
All Other Fees..........         0         0         0         0          0          0         0         0

------------

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

   1. FINANCIAL STATEMENTS:

   The following financial statements have been incorporated herein by reference pursuant to Item 8.

                                                                                    Page
AEGCo:
  Statements of Income for the years ended December 31, 2003, 2002, and 2001;
  Statements of Retained Earnings for the years ended December 31, 2003, 2002, and 2001; Balance Sheets as of December 31, 2003 and 2002; Statements of Cash
  Flows for the years ended December 31, 2003, 2002, and 2001; Statements of
  Capitalization as of December 31, 2003 and 2002; Combined Notes to Financial
  Statements; Independent Auditors' Report.
AEP and Subsidiary Companies:
  Consolidated Statements of Operations for the years ended December 31, 2003,
  2002, and 2001; Consolidated Balance Sheets as of December 31, 2003 and 2002;
  Consolidated Statements of Cash Flows for the years ended December 31, 2003,
  2002, and 2001; Consolidated Statements of Common Shareholders' Equity and
  Comprehensive Income for the years ended December 31, 2003, 2002, and 2001;
  Schedule of Consolidated Cumulative Preferred Stocks of Subsidiaries at
  December 31, 2003 and 2002; Schedule of Consolidated Long-term Debt of
  Subsidiaries at December 31, 2003 and 2002; Combined Notes to Consolidated
  Financial Statements; Independent Auditors' Report.
APCo, CSPCo, I&M, PSO, SWEPCo and TCC:
  Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001; Consolidated Statements of Comprehensive Income for the years ended
  December 31, 2003, 2002, and 2001; Consolidated Statements of Retained
  Earnings for the years ended December 31, 2003, 2002, and 2001; Consolidated
  Balance Sheets as of December 31, 2003 and 2002; Consolidated Statements of
  Cash Flows for the years ended December 31, 2003, 2002, and 2001; Consolidated
  Statements of Capitalization as of December 31, 2003 and 2002; Schedule of
  Long-term Debt as of December 31, 2003 and 2002; Combined Notes to
  Consolidated Financial Statements; Independent Auditors' Report.
KPCo, OPCo and TNC:
  Statements of Income (or Statements of Operations) for the years ended
  December 31, 2003, 2002, and 2001; Statements of Comprehensive Income for the
  years ended December 31, 2003, 2002, and 2001; Statements of Retained Earnings
  for the years ended December 31, 2003, 2002, and 2001; Balance Sheets as of
  December 31, 2003 and 2002; Statements of Cash Flows for the years ended
  December 31, 2003, 2002, and 2001; Statements of Capitalization as of December
  31, 2003 and 2002; Schedule of Long-term Debt as of December 31, 2003 and
  2002; Combined Notes to Financial Statements; Independent Auditors' Report.
   2. FINANCIAL STATEMENT SCHEDULES:
      Financial Statement Schedules are listed in the Index to Financial              S-1
  Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable). Independent
  Auditors' Report
   3. EXHIBITS:
      Exhibits for AEGCo, AEP, APCo, CSPCo, I&M, KPCo, OPCo, PSO, SWEPCo, TCC         E-1
  and TNC are listed in the Exhibit Index and are incorporated herein by reference

(b) Reports on Forms 8-K:

  Company Reporting  Date of Report    Item Reported
  -----------------  ----------------  -------------------
  CSPCo............  December 3, 2003  Item 5. Other Events and Regulation FD
                                               Disclosure
                                       Item 7. Financial Statements and Exhibits
  SWEPCo...........  October 3, 2003   Item 5. Other Events and Regulation FD
                                               Disclosure
                                       Item 7. Financial Statements and Exhibits


(c) Exhibits: See Exhibit Index beginning on page E-1.



                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AMERICAN  ELECTRIC POWER COMPANY, INC.


                                 By:        /s/ SUSAN TOMASKY
                                     (Susan Tomasky, Vice President,
                                      Secretary and Chief Financial Officer)

Date: March 10, 2004

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                Title                      Date

(i) Principal Executive Officer:

         *MICHAEL G. MORRIS              Chairman of the Board, President,    March 10, 2004
                                              Chief Executive Officer
                                                   And Director

(ii)Principal Financial Officer:

          /s/ SUSAN TOMASKY                Vice President, Secretary and      March 10, 2004
           (Susan Tomasky)                    Chief Financial Officer

(iii) Principal Accounting Officer:

       /s/ JOSEPH M. BUONAIUTO                    Controller and              March 10, 2004
        (Joseph M. Buonaiuto)                Chief Accounting Officer

(iv) A Majority of the Directors:

            *E. R. BROOKS
          *DONALD M. CARLTON
          *JOHN P. DESBARRES
           *ROBERT W. FRI
         *WILLIAM R. HOWELL
        *LESTER A. HUDSON, JR.
          *LEONARD J. KUJAWA
          *RICHARD L. SANDOR
       *THOMAS V. SHOCKLEY, III
          *DONALD G. SMITH
       *LINDA GILLESPIE STUNTZ
        *KATHRYN D. SULLIVAN                                                  March 10, 2004

*By:      /s/ SUSAN TOMASKY
  (Susan Tomasky, Attorney-in-Fact)



                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                               AEP GENERATING COMPANY AEP TEXAS CENTRAL COMPANY AEP TEXAS NORTH COMPANY APPALACHIAN POWER COMPANY COLUMBUS SOUTHERN POWER COMPANY KENTUCKY POWER COMPANY OHIO POWER COMPANY PUBLIC SERVICE COMPANY OF OKLAHOMA SOUTHWESTERN ELECTRIC POWER COMPANY

                               By:     /s/ SUSAN TOMASKY
                                   (Susan Tomasky, Vice President)

Date: March 10, 2004

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

              Signature                                Title                      Date


(i) Principal Executive Officer:

         *MICHAEL G. MORRIS                   Chairman of the Board,          March 10, 2004
                                       Chief Executive Officer and Director


(ii) Principal Financial Officer:

          /s/ SUSAN TOMASKY                 Vice President, Secretary,        March 10, 2004
           (Susan Tomasky)             Chief Financial Officer and Director

(iii) Principal Accounting Officer:

       /s/ JOSEPH M. BUONAIUTO                    Controller and              March 10, 2004
        (Joseph M. Buonaiuto)                Chief Accounting Officer

(iv) A Majority of the Directors:

          *JEFFREY D. CROSS
           *HENRY W. FAYNE
          *THOMAS M. HAGAN
            *A. A. PENA
          *ROBERT P. POWERS
        *THOMAS V. SHOCKLEY, III
          *STEPHEN P. SMITH                                                   March 10, 2004

*By:      /s/ SUSAN TOMASKY
  (Susan Tomasky, Attorney-in-Fact)



                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                                             INDIANA MICHIGAN POWER COMPANY


                                             By:  /s/ SUSAN TOMASKY
                                                (Susan Tomasky, Vice President)

Date: March 10, 2004

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

              Signature                                Title                      Date

(i) Principal Executive Officer:

         *MICHAEL G. MORRIS                   Chief Executive Officer         March 10, 2004
                                                   and Director


(ii)Principal Financial Officer:

          /s/ SUSAN TOMASKY                 Vice President, Secretary,        March 10, 2004
           (Susan Tomasky)                    Chief Financial Officer
                                                   and Director

(iii)Principal Accounting Officer:

       /s/ JOSEPH M. BUONAIUTO                    Controller and              March 10, 2004
        (Joseph M. Buonaiuto)                Chief Accounting Officer

  (iv) A Majority of the Directors:

             *K. G. BOYD
            *JOHN E. EHLER
            *HENRY W. FAYNE
          *THOMAS M. HAGAN
           *PATRICK C. HALE
          *DAVID L. LAHRMAN
           *MARC E. LEWIS
         *SUSANNE M. MOORMAN
          *ROBERT P. POWERS
          *JOHN R. SAMPSON
         *THOMAS V. SHOCKLEY, III                                             March 10, 2004

*By:      /s/ SUSAN TOMASKY
  (Susan Tomasky, Attorney-in-Fact)

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                            Page
INDEPENDENT AUDITORS' REPORT..............................................  S-2
The following  financial statement schedules are included in this report on the pages indicated
AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY  COMPANIES             S-3
     Schedule II-- Valuation and Qualifying Accounts and  Reserves........
AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-3
AEP TEXAS NORTH COMPANY
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-3
APPALACHIAN POWER COMPANY AND SUBSIDIARIES
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-4
COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-4
INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-4
KENTUCKY POWER COMPANY
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-5
OHIO POWER COMPANY CONSOLIDATED
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-5
PUBLIC SERVICE COMPANY OF OKLAHOMA
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-5
SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
     Schedule II-- Valuation and Qualifying Accounts and Reserves.........  S-6

                          INDEPENDENT AUDITORS' REPORT

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARIES:

We have audited the consolidated financial statements of American Electric Power Company, Inc. and subsidiaries and the financial statements of certain of its subsidiaries, listed in Item 15 herein, as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our reports thereon dated March 5, 2004 (which reports express unqualified opinions and include explanatory paragraphs concerning the adoption of new accounting pronouncements in 2002 and 2003); such financial statements and reports are included in the 2003 Annual Reports and are incorporated herein by reference. Our audits also included the financial statement schedules of American Electric Power Company, Inc. and subsidiaries and of certain of its subsidiaries, listed in Item 15. These financial statement schedules are the responsibility of the respective company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the corresponding basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
March 5, 2004

  AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to                Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
 Deducted from Assets:
 Accumulated Provision for
 Uncollectible Accounts:
 Year Ended December 31, 2003     $107,578   $55,087     $ 7,234      $46,214        $123,685
                                  ========   =======     =======      =======        ========
 Year Ended December 31, 2002(c)   $68,429   $87,044     $11,767      $59,662        $107,578
                                   =======   =======     =======      =======        ========
 Year Ended December 31, 2001(c)   $31,460  $108,760     $20,763      $92,554         $68,429
                                   =======   ========    =======      =======         =======

----------
(a)   Recoveries on accounts previously written off.
(b)   Uncollectible accounts written off.
(c) 2002 and 2001 amounts have been adjusted to reflect the treatment of LIG and UK generation assets as discontinued operations in AEP's Consolidated Statements of Operations.


                   AEP TEXAS CENTRAL COMPANY AND SUBSIDIARY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended  December 31, 2003    $     346    $1,712        $--         $ 348        $1,710
                                    ======    ======        ===         =====        ======
Year Ended  December 31, 2002    $     186     $ 162        $ 1         $   3         $ 346
                                    ======     =====        ===         =====         =====
Year Ended  December 31, 2001    $   1,675     $ 186        $--        $1,675         $ 186
                                    ======     =====        ===        ======         =====

----------
(a)Recoveries on accounts previously written off.
(b)Uncollectible accounts written off.


                             AEP TEXAS NORTH COMPANY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
 Deducted from Assets:
 Accumulated Provision
 for Uncollectible Accounts:
 Year Ended  December 31, 2003      $5,041     $ 123       $--        $4,989        $ 175
                                    ======     =====       ===        ======        =====
 Year Ended  December 31, 2002        $196    $4,846       $17         $  18       $5,041
                                      ====    ======       ===         =====       ======
 Year Ended  December 31, 2001        $288     $  13       $35         $ 140        $ 196
                                      ====     =====       ===         =====        =====

----------
(a)Recoveries on accounts previously written off.
(b)Uncollectible accounts written off.


                  APPALACHIAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
 Deducted from Assets:
 Accumulated Provision
 for Uncollectible Accounts:
 Year Ended  December 31, 2003..   $13,439    $4,708    $   433       $16,495       $ 2,085
                                   =======    ======    =======       =======       =======
 Year Ended  December 31, 2002..    $1,877    $3,937    $12,367        $4,742       $13,439
                                    ======    ======    =======        ======       =======
 Year Ended  December 31, 2001..    $2,588    $2,644    $ 1,017        $4,372       $ 1,877
                                    ======    ======    =======        ======       =======

----------
(a)Recoveries on accounts previously written off.
(b)Uncollectible accounts written off.


               COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)

Deducted from Assets:
Accumulated Provision
for Uncollectible Accounts:
Year Ended  December 31, 2003       $  634     $  96     $   --         $ 199         $ 531
                                    ======     =====     ======         =====         =====
Year Ended  December 31, 2002       $  745     $(100)    $   --         $  11         $ 634
                                    ======     =====     ======         =====         =====
Year Ended  December 31, 2001       $  659     $ 331     $   --         $ 245         $ 745
                                    ======     =====     ======         =====         =====

----------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.


               INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2003        $  578     $  37       $ --         $  84         $ 531
                                    ======     =====       ====         =====         =====
Year Ended  December 31, 2002       $  741     $(161)      $ --         $   2         $ 578
                                    ======     =====       ====         =====         =====
Year Ended  December 31, 2001       $  759     $  65       $  3         $  86         $ 741
                                    ======     =====       ====         =====         =====

----------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.


                             KENTUCKY POWER COMPANY
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
Deducted from Assets:
Accumulated Provision
for Uncollectible Accounts:
Year Ended  December 31, 2003         $192     $   8       $912        $ 376          $ 736
                                      ====     =====       ====        =====          =====
Year Ended  December 31, 2002         $264     $ (68)      $ --        $   4          $ 192
                                      ====     =====       ====        =====          =====
Year Ended  December 31, 2001         $282     $  --       $(24)       $  (6)         $ 264
                                      ====     =====       ====        =====          =====

-----------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.


                         OHIO POWER COMPANY CONSOLIDATED
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
Deducted from Assets:
Accumulated Provision
for Uncollectible Accounts:
Year Ended  December 31, 2003       $  909     $  42       $ 18        $ 180          $ 789
                                    ======     =====       ====        =====          =====
Year Ended  December 31, 2002       $1,379     $(457)      $ --        $  13          $ 909
                                    ======     =====       ====        =====          =====
Year Ended  December 31, 2001       $1,054     $ 554       $ --        $ 229         $1,379
                                    ======     =====       ====        =====         ======

----------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.


                       PUBLIC SERVICE COMPANY OF OKLAHOMA
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended  December 31, 2003         $ 84     $  37        $--        $  84          $  37
                                      ====     =====        ===        =====          =====
Year Ended  December 31, 2002         $ 44     $   7        $33        $  --          $  84
                                      ====     =====        ===        =====          =====
Year Ended  December 31, 2001         $467     $  44        $--        $ 467          $  44
                                      ====     =====        ===        =====          =====

----------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.


               SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


          Column A                Column B         Column C           Column D      Column E
                                                    Additions
                                  Balance at Charged to   Charged to               Balance at
                                  Beginning  Costs and    Other                      End of
         Description              Of Period  Expenses     Accounts(a) Deductions(b)  Period
                                                (in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended  December 31, 2003       $2,128     $ 103      $   --       $ 138          $2,093
                                    ======     =====      ======       =====          ======
Year Ended  December 31, 2002       $   89    $2,036      $    4       $   1          $2,128
                                    ======    ======      ======       =====          ======
Year Ended  December 31, 2001       $  911     $  89      $   --       $ 911           $  89
                                    ======     =====      ======       =====           =====

----------
(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

                                  EXHIBIT INDEX

   Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits. Exhibits, designated with a dagger (+), are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this report.

Exhibit Number                        Description

  AEGCo
    3(a)       -- Articles of Incorporation of AEGCo [Registration Statement
                  on Form 10 for the Common Shares of AEGCo, File No. 0-18135,
                  Exhibit 3(a)].
    3(b)       -- Copy of the Code of Regulations of AEGCo (amended as of
                  June 15, 2000) [Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 2000, File No. 0-18135, Exhibit 3(b)].
   10(a)       -- Capital Funds Agreement dated as of December 30, 1988
                  between AEGCo and AEP [Registration Statement No. 33-32752,
                  Exhibit 28(a)].
   10(b)(1)    -- Unit Power Agreement dated as of March 31, 1982 between
                  AEGCo and I&M, as amended [Registration Statement No. 33-32752, Exhibits 28(b)(1)(A) and 28(b)(1)(B)].
   10(b)(2)    -- Unit Power Agreement, dated as of August 1, 1984, among
                  AEGCo, I&M and KPCo [Registration Statement No. 33-32752,
                  Exhibit 28(b)(2)].
   10(c)       -- Lease Agreements, dated as of December 1, 1989, between AEGCo and Wilmington Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C),
                  28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C); Annual
                  Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)(1)(B),
                  10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and
                  10(c)(6)(B)].
  *13          -- Copy of those portions of the AEGCo 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  AEP++
    3(a)       -- Restated Certificate of Incorporation of AEP, dated October
                  29, 1997 [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1997, File No. 1-3525, Exhibit 3(a)].
    3(b)       -- Certificate of Amendment of the Restated Certificate of
                  Incorporation of AEP, dated January 13, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No. 1-3525, Exhibit 3(b)].
    3(c)       -- Composite of the Restated Certificate of Incorporation of
                  AEP, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No. 1-3525, Exhibit 3(c)].
   *3(d)       -- By-Laws of AEP, as amended through December 15, 2003.
    4(a)       -- Indenture (for unsecured debt securities), dated as of May 1,
                  2001, between AEP and The Bank of New York, as Trustee [Registration Statement No. 333-86050, Exhibits 4(a), 4(b) and 4(c); Registration Statement No. 333-105532, Exhibits 4(d), and 4(e) and 4(f)].
    4(b)       -- Forward Purchase Contract Agreement, dated as of June 11,
                  2002, between AEP and The Bank of New York, as Forward Purchase Contract Agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2002, File No. 1-3525,
                  Exhibit 4(c)].
   10(a)       -- Interconnection Agreement, dated July 6, 1951, among APCo,
                  CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
   10(b)       -- Restated and Amended Operating Agreement, dated as of
                  January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2002, File No. 1-3525; Exhibit 10(b)].
   10(c)       -- Transmission Agreement, dated April 1, 1984, among APCo,
                  CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
   10(d)       -- Transmission Coordination Agreement, dated October 29,
                  1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2002, File No. 1-3525; Exhibit 10(d)].
   10(e)       -- Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended [Registration Statement No. 33-32752, Exhibits 28(c)(1)(C), 28(c)(2)(C),
                  28(c)(3)(C), 28(c)(4)(C), 28(c)(5)(C) and 28(c)(6)(C);
                  Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C), 28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)
                  (6)(C); and Annual Report on Form 10-K of AEGCo for the fiscal year ended December 31, 1993, File No. 0-18135, Exhibits 10(c)
                  (1)(B), 10(c)(2)(B), 10(c)(3)(B), 10(c)(4)(B), 10(c)(5)(B) and
                  10(c)(6)(B); Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)
                  (1)(B), 10(e)(2)(B), 10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and
                  10(e)(6)(B)].
   10(f)       -- Lease Agreement dated January 20, 1995 between OPCo and JMG
                  Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
   10(g)       -- Modification No. 1 to the AEP System Interim Allowance
                  Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
   10(h)(1)    -- Agreement and Plan of Merger, dated as of December 21,
                  1997, by and among American Electric Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 10(f)].
   10(h)(2)    -- Amendment No. 1, dated as of December 31, 1999, to the
                  Agreement and Plan of Merger [Current Report on Form 8-K of AEP dated December 15, 1999, File No. 1-3525, Exhibit 10].
  +10(i)(1)    -- AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
  +10(i)(2)    -- Amendment to AEP Deferred Compensation Agreement for
                  certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525,
                  Exhibit 10(d)(2)].
  +10(j)       -- AEP Accident Coverage Insurance Plan for directors [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(g)].
 *+10(k)(1)    -- AEP Deferred Compensation and Stock Plan for Non-Employee
                  Directors, as amended December 10, 2003.
 *+10(k)(2)    -- AEP Stock Unit Accumulation Plan for Non-Employee
                  Directors, as amended December 10, 2003.
  +10(l)(1)(A) -- AEP System Excess Benefit Plan, Amended and Restated as of
                  January 1, 2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525, Exhibit 10(j)(1)(A)].
  +10(l)(1)(B) -- Guaranty by AEP of AEPSC Excess Benefits Plan [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(h)(1)(B)].
  +10(l)(1)(C) -- First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2002, File No. 1-3525; Exhibit 10(1)(1)(c)].
 *+10(l)(2)    -- AEP System Supplemental Retirement Savings Plan, Amended
                  and Restated as of January 1, 2003 (Non-Qualified)
  +10(l)(3)    -- Service Corporation Umbrella Trust for Executives [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 *+10(m)(1)    -- Employment Agreement between AEP, AEPSC and Michael G.
                  Morris dated December 15, 2003.
  +10(m)(2)    -- Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525,
                  Exhibit 10(s)].
  +10(m)(3)    -- Letter Agreement dated June 23, 2000 between AEPSC and
                  Holly K. Koeppel [Annual Report on Form 10-K of AEP for the Fiscal year ended December 31, 2002, File No. 1-3525; Exhibit 10(m)(3)(A)].
  +10(m)(4)    -- Employment Agreement dated July 29, 1998 between AEPSC and
                  Robert P. Powers [Annual Report on Form 10-K of AEP for the Fiscal year ended December 31, 2002, File No. 1-3525; Exhibit 10(m)(4)].
  +10(n)       -- AEP System Senior Officer Annual Incentive Compensation
                  Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
  +10(o)(1)    -- AEP System Survivor Benefit Plan, effective January 27,
                  1998 [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
  +10(o)(2)    -- First Amendment to AEP System Survivor Benefit Plan, as
                  amended and restated effective January 31, 2000 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2002, File No. 1-3525; Exhibit 10(o)(2)].
  +10(p)       -- AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No. 1-3525, Exhibit 10(o)].
 *+10(q)(1)    -- AEP System Incentive Compensation Deferral Plan Amended and
                  Restated as of January 1, 2003.
  +10(r)       -- AEP System Nuclear Performance Long Term Incentive
                  Compensation Plan dated August 1, 1998 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2002, file No. 1-3525; Exhibit 10(r)].
  +10(s)       -- Nuclear Key Contributor Retention Plan dated May 1, 2000
                  [Annual Report on Form 10-K of AEP for the Fiscal year ended December 31, 2002, File No. 1-3525; Exhibit 10(s)].
  +10(t)       -- AEP Change In Control Agreement [Annual Report on Form 10-K
                  of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(o)].
 *+10(u)       -- AEP System 2000 Long-Term Incentive Plan, as amended
                  December 10, 2003.
  +10(v)(1)    -- Central and South West System Special Executive Retirement
                  Plan as amended and restated effective July 1, 1997 [Annual Report on Form 10-K of CSW for the fiscal year ended December 31, 1998, File No. 1-1443, Exhibit 18].
  +10(v)(2)    -- Certified CSW Board Resolution of April 18, 1991 [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
 *+10(v)(3)    -- Certified AEP Utilities, Inc. (formerly CSW) Board
                  Resolutions of July 16, 1996.
  +10(v)(4)    -- CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW,
                  March 13, 1992].
  +10(v)(5)    -- Central and South West Corporation Executive Deferred
                  Savings Plan as amended and restated effective as of January 1, 1997 [Annual Report on Form 10-K of CSW for the fiscal year ended December 31, 1998, File No. 1-1443, Exhibit 24].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the AEP 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
  *21          -- List of subsidiaries of AEP.
  *23          -- Consent of Deloitte & Touche LLP.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  APCo++
    3(a)       -- Restated Articles of Incorporation of APCo, and amendments thereto to November 4, 1993 [Registration Statement No. 33-50163, Exhibit 4(a); Registration Statement No. 33-53805, Exhibits 4(b) and 4(c)].
    3(b)       -- Articles of Amendment to the Restated Articles of
                  Incorporation of APCo, dated June 6, 1994 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1994, File No. 1-3457, Exhibit 3(b)].
    3(c)       -- Articles of Amendment to the Restated Articles of
                  Incorporation of APCo, dated March 6, 1997 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457, Exhibit 3(c)].
    3(d)       -- Composite of the Restated Articles of Incorporation of APCo
                  (amended as of March 7, 1997) [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457, Exhibit 3(d)].
    3(e)       -- By-Laws of APCo (amended as of October 24, 2001) [Annual
                  Report on Form 10-K of APCo for the fiscal year ended December 31, 2001, File No. 1-3457, Exhibit 3(e)].
    4(a)       -- Mortgage and Deed of Trust, dated as of December 1, 1940, between APCo and Bankers Trust Company and R. Gregory Page, as Trustees, as amended and supplemented [Registration Statement No. 2-7289, Exhibit 7(b); Registration Statement No. 2-19884,
                  Exhibit 2(1); Registration Statement No. 2-24453, Exhibit 2(n); Registration Statement No. 2-60015, Exhibits 2(b)(2), 2(b)(3), 2(b)(4), 2(b)(5), 2(b)(6), 2(b)(7), 2(b)(8), 2(b)(9),
                  2(b)(10), 2(b)(12), 2(b)(14), 2(b)(15), 2(b)(16), 2(b)(17),
                  2(b)(18), 2(b)(19), 2(b)(20), 2(b)(21), 2(b)(22), 2(b)(23),
                  2(b)(24), 2(b)(25), 2(b)(26), 2(b)(27) and 2(b)(28);
                  Registration Statement No. 2-64102, Exhibit 2(b)(29); Registration Statement No. 2-66457, Exhibits (2)(b)(30) and 2(b)(31); Registration Statement No.2-69217, Exhibit 2(b)(32); Registration Statement No. 2-86237, Exhibit 4(b); Registration Statement No. 33-11723, Exhibit 4(b); Registration Statement No. 33-17003, Exhibit 4(a)(ii), Registration Statement No. 33-30964, Exhibit 4(b); Registration Statement No. 33-40720,
                  Exhibit 4(b); Registration Statement No. 33-45219, Exhibit 4(b); Registration Statement No. 33-46128, Exhibits 4(b) and 4(c); Registration Statement No. 33-53410, Exhibit 4(b); Registration Statement No. 33-59834, Exhibit 4(b); Registration Statement No. 33-50229, Exhibits 4(b) and 4(c); Registration Statement No. 33-58431, Exhibits 4(b), 4(c), 4(d) and 4(e); Registration Statement No. 333-01049, Exhibits 4(b) and 4(c); Registration Statement No. 333-20305, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1996, File No. 1-3457, Exhibit 4(b); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1998, File No. 1-3457, Exhibit 4(b)].
    4(b)       -- Indenture (for unsecured debt securities), dated as of January
                  1, 1998, between APCo and The Bank of New York, As Trustee [Registration Statement No. 333-45927, Exhibit 4(a); Registration Statement No. 333-49071, Exhibit 4(b); Registration Statement No. 333-84061, Exhibits 4(b) and
                  4(c); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1999, File No. 1-3457, Exhibit 4(c); Registration Statement No. 333-81402, Exhibits 4(b), 4(c) and 4(d); Registration Statement No. 333-100451, Exhibit 4(b); and Annual Report on Form 10-K of APCo for fiscal year ended December 31, 2002, File 1-3457, Exhibit 4(c)].
   *4(c)       -- Company Order and Officer's Certificate, dated May 5, 2003, establishing terms of 3.60% Senior Notes, Series G, due 2008 and 5.95% Senior Notes, Series H, due 2033.
   10(a)(1)    -- Power Agreement, dated October 15, 1952, between OVEC and
                  United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration
                  Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement
                  No 2-66301, Exhibit 5(a)(1)(C); Registration Statement
                  No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                  10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
   10(a)(2)    -- Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
   10(a)(3)    -- Power Agreement, dated July 10, 1953, between OVEC and
                  Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
   10(b)       -- Interconnection Agreement, dated July 6, 1951, among APCo,
                  CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
   10(c)       -- Transmission Agreement, dated April 1, 1984, among APCo,
                  CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
   10(d)       -- Modification No. 1 to the AEP System Interim Allowance
                  Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
   10(e)(1)    -- Agreement and Plan of Merger, dated as of December 21,
                  1997, By and Among American Electric Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 10(f)].
   10(e)(2)    -- Amendment No. 1, dated as of December 31, 1999, to the
                  Agreement and Plan of Merger [Current Report on Form 8-K of APCo dated December 15, 1999, File No. 1-3457, Exhibit 10].
  +10(f)(1)    -- AEP Deferred Compensation Agreement for certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(e)].
  +10(f)(2)    -- Amendment to AEP Deferred Compensation Agreement for
                  certain executive officers [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1986, File No. 1-3525,
                  Exhibit 10(d)(2)].
  +10(g)       -- AEP System Senior Officer Annual Incentive Compensation
                  Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
  +10(h)(1)(A) -- AEP System Excess Benefit Plan, Amended and Restated as of
                  January 1, 2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525, Exhibit 10(j)(1)(A)].
  +10(h)(1)(B) -- First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 2002, File No. 1-3457; Exhibit 10(h)(1)(B)].
 *+10(h)(2)    -- AEP System Supplemental Retirement Savings Plan, Amended
                  and Restated as of January 1, 2003 (Non-Qualified).
  +10(h)(3)    -- Service Corporation Umbrella Trust for Executives [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 *+10(i)(1)    -- Employment Agreement between AEP, AEPSC and Michael G.
                  Morris dated December 15, 2003.
  +10(i)(2)    -- Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525,
                  Exhibit 10(s)].
  +10(i)(3)    -- Employment Agreement dated July 29, 1998 between AEPSC and
                  Robert P. Powers [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 2002, File No. 1-3457; Exhibit 10(i)(3)].
  +10(j)(1)    -- AEP System Survivor Benefit Plan, effective January 27,
                  1998 [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
  +10(j)(2)    -- First Amendment to AEP System Survivor Benefit Plan, as
                  amended and restated effective January 31, 2000 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 2002, File No. 1-3457; Exhibit 10(j)(2)].
  +10(k)       -- AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No. 1-3525, Exhibit 10(o)].
  +10(l)       -- AEP Change In Control Agreement [Annual Report on Form 10-K
                  of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(o)].
 *+10(m)       -- AEP System 2000 Long-Term Incentive Plan, as amended
                  December 10, 2003.
  +10(n)(1)    -- Central and South West System Special Executive Retirement
                  Plan as amended and restated effective July 1, 1997 [Annual Report on Form 10-K of CSW for the fiscal year ended December 31, 1998, File No. 1-1443, Exhibit 18].
  +10(n)(2)    -- Certified CSW Board Resolution of April 18, 1991 [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
 *+10(n)(3)    -- Certified AEP Utilities, Inc. (formerly CSW) Board
                  Resolutions of July 16, 1996.
  +10(n)(4)    -- CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW,
                  March 13, 1992].
 *+10(o)(1)    -- AEP System Incentive Compensation Deferral Plan Amended and
                  Restated as of January 1, 2003.
  +10(p)       -- AEP System Nuclear Performance Long Term Incentive
                  Compensation Plan dated August 1, 1998 [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 2002, file No. 1-3457; Exhibit 10(p)].
  +10(q)       -- Nuclear Key Contributor Retention Plan dated May 1, 2000
                  [Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 2002, File No. 1-3457; Exhibit 10(q)].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the APCo 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
   21          -- List of subsidiaries of APCo [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 2003, File No. 1-3525, Exhibit 21].
  *23          -- Consent of Deloitte & Touche LLP
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  CSPCo++
    3(a)       -- Amended Articles of Incorporation of CSPCo, as amended to
                  March 6, 1992 [Registration Statement No. 33-53377, Exhibit 4(a)].
    3(b)       -- Certificate of Amendment to Amended Articles of
                  Incorporation of CSPCo, dated May 19, 1994 [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(b)].
    3(c)       -- Composite of Amended Articles of Incorporation of CSPCo, as
                  amended [Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1994, File No. 1-2680, Exhibit 3(c)].
    3(d)       -- Code of Regulations and By-Laws of CSPCo [Annual Report on
                  Form 10-K of CSPCo for the fiscal year ended December 31, 1987, File No. 1-2680, Exhibit 3(d)].
    4(a)       -- Indenture of Mortgage and Deed of Trust, dated September 1,
                  1940, between CSPCo and City Bank Farmers Trust Company (now Citibank, N.A.), as trustee, as supplemented and amended [Registration Statement No. 2-59411, Exhibits 2(B) and 2(C); Registration Statement No.2-80535, Exhibit 4(b); Registration Statement No. 2-87091, Exhibit 4(b); Registration Statement No. 2-93208, Exhibit 4(b); Registration Statement No. 2-97652,
                  Exhibit 4(b); Registration Statement No. 33-7081, Exhibit 4(b); Registration Statement No. 33-12389, Exhibit 4(b); Registration Statement No. 33-19227, Exhibits 4(b), 4(e), 4(f), 4(g) and 4(h); Registration Statement No. 33-35651,
                  Exhibit 4(b); Registration Statement No. 33-46859, Exhibits 4(b) and 4(c); Registration Statement No. 33-50316,
                  Exhibits 4(b) and 4(c); Registration Statement No. 33-60336, Exhibits 4(b), 4(c) and 4(d); Registration Statement No. 33-50447, Exhibits 4(b) and 4(c); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1993, File No. 1-2680, Exhibit 4(b)].
    4(b)       -- Indenture (for unsecured debt securities), dated as of
                  September 1, 1997, between CSPCo and Bankers Trust Company, as Trustee [Registration Statement No. 333-54025, Exhibits 4(a), 4(b), 4(c) and 4(d); Annual Report on Form 10-K of CSPCo for the fiscal year ended December 31, 1998, File No. 1-2680, Exhibits 4(c) and 4(d)].
   *4(c)       -- First Supplemental Indenture between CSPCo and Deutsche
                  Bank Trust Company Americas, as Trustee, dated November 25, 2003, establishing terms of 4.40% Senior Notes, Series E, due 2010.
   *4(d)       -- Indenture (for unsecured debt securities), dated as of
                  February 1, 2003, between CSPCo and Bank One, N.A., as Trustee
   *4(e)       -- First Supplemental Indenture, dated as of February 1, 2003, between CSPCo and Bank One, N.A., as trustee, establishing the terms of 5.50% Senior Notes, Series A, due 2013 and 5.50% Senior Notes, Series C, due 2013.
   *4(f)       -- Second Supplemental Indenture, dated as of February 1,
                  2003, between CSPCo and Bank One, N.A. establishing the terms of 6.60% Senior Notes, Series B, due 2033 and 6.60% Senior Notes, Series D, due 2033.
   10(a)(1)    -- Power Agreement, dated October 15, 1952, between OVEC and
                  United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration
                  Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement
                  No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement
                  No. 2-67728, Exhibit 5(a)(1)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                  10-K of APCo for the fiscal year ended December 31, 1992,
                  File No. 1-3457, Exhibit 10(a)(1)(B)].
   10(a)(2)    -- Inter-Company Power Agreement, dated July 10, 1953, among
                  OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); and Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
   10(a)(3)    -- Power Agreement, dated July 10, 1953, between OVEC and
                  Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
   10(b)       -- Interconnection Agreement, dated July 6, 1951, among APCo,
                  CSPCo, KPCo, OPCo and I&M and AEPSC, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
   10(c)       -- Transmission Agreement, dated April 1, 1984, among APCo,
                  CSPCo, I&M, KPCo, OPCo, and with AEPSC as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
   10(d)       -- Modification No. 1 to the AEP System Interim Allowance
                  Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
   10(e)(1)    -- Agreement and Plan of Merger, dated as of December 21,
                  1997, By and Among American Electric Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 10(f)].
   10(e)(2)    -- Amendment No. 1, dated as of December 31, 1999, to the
                  Agreement and Plan of Merger [Current Report on Form 8-K of CSPCo dated December 15, 1999, File No. 1-2680, Exhibit 10].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the CSPCo 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
   21          -- List of subsidiaries of CSPCo [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 2003, File No. 1-3525, Exhibit 21]
  *23          -- Consent of Deloitte & Touche LLP.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  I&M++
    3(a)       -- Amended Articles of Acceptance of I&M and amendments
                  thereto [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1993, File No. 1-3570, Exhibit 3(a)].
    3(b)       -- Articles of Amendment to the Amended Articles of Acceptance
                  of I&M, dated March 6, 1997 [Annual Report on Form 10-K of I&M for fiscal year ended December 31, 1996, File No. 1-3570,
                  Exhibit 3(b)].
    3(c)       -- Composite of the Amended Articles of Acceptance of I&M
                  (amended as of March 7, 1997) [Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1996, File No. 1-3570, Exhibit 3(c)].
    3(d)       -- By-Laws of I&M (amended as of November 28, 2001) [Annual
                  Report on Form 10-K of I&M for the fiscal year ended December 31, 2001, File No. 1-3570, Exhibit 3(d)].
    4(a)       -- Mortgage and Deed of Trust, dated as of June 1, 1939, between
                  I&M and Irving Trust Company (now The Bank of New York) and various individuals, as Trustees, as amended and supplemented [Registration Statement No. 2-7597, Exhibit 7(a); Registration Statement No. 2-60665, Exhibits 2(c)(2), 2(c)(3), 2(c)(4),
                  2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9), 2(c)(10),
                  2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15), (2)(c)(16),
                  and 2(c)(17); Registration Statement No. 2-63234, Exhibit 2(b)(18); Registration Statement No. 2-65389,
                  Exhibit 2(a)(19); Registration Statement No. 2-67728,
                  Exhibit 2(b)(20); Registration Statement No. 2-85016,
                  Exhibit 4(b); Registration Statement No.33-5728, Exhibit 4(c); Registration Statement No. 33-9280, Exhibit 4(b); Registration Statement No. 33-11230, Exhibit 4(b); Registration Statement No. 33-19620, Exhibits 4(a)(ii), 4(a)(iii), 4(a)(iv)
                  and 4(a)(v); Registration Statement No.33-46851, Exhibits 4(b)(i), 4(b)(ii) and 4(b)(iii); Registration Statement
                  No. 33-54480, Exhibits 4(b)(i) and 4(b)(ii); Registration Statement No. 33-60886, Exhibit 4(b)(i); Registration Statement No. 33-50521, Exhibits 4(b)(i), 4(b)(ii)
                  and 4(b)(iii); Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570,
                  Exhibit 4(b); Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1994, File No. 1-3570, Exhibit 4(b); Annual Report on Form 10-K of I&M for the fiscal year ended December 31, 1996, File No. 1-3570, Exhibit 4(b)].
    4(b)       -- Indenture (for unsecured debt securities), dated as of
                  October 1, 1998, between I&M and The Bank of New York, as Trustee [Registration Statement No. 333-88523, Exhibits 4(a), 4(b) and 4(c); Registration Statement No. 333-58656, Exhibits 4(b) and 4(c); Registration Statement No. 333-108975, Exhibits 4(b), 4(c) and 4(d)].
   10(a)(1)    -- Power Agreement, dated October 15, 1952, between OVEC and
                  United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to
                  January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration
                  Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement
                  No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement
                  No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); and Annual Report on Form
                  10-K of APCo for the fiscal year ended December 31, 1992,
                  File No. 1-3457, Exhibit 10(a)(1)(B)].
   10(a)(2)    -- Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
   10(a)(3)    -- Power Agreement, dated July 10, 1953, between OVEC and
                  Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
   10(a)(4)    -- Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
   10(b)       -- Interconnection Agreement, dated July 6, 1951, among APCo,
                  CSPCo, KPCo, I&M, and OPCo and with AEPSC, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
   10(c)       -- Transmission Agreement, dated April 1, 1984, among APCo,
                  CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
   10(d)       -- Modification No. 1 to the AEP System Interim Allowance
                  Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 1, 1996, File No. 1-3525, Exhibit 10(l)].
   10(e)       -- Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended [Registration Statement No. 33-32753, Exhibits 28(a)(1)(C), 28(a)(2)(C),
                  28(a)(3)(C), 28(a)(4)(C), 28(a)(5)(C) and 28(a)(6)(C); Annual
                  Report on Form 10-K of I&M for the fiscal year ended December 31, 1993, File No. 1-3570, Exhibits 10(e)(1)(B), 10(e)(2)(B),
                  10(e)(3)(B), 10(e)(4)(B), 10(e)(5)(B) and 10(e)(6)(B)].
   10(f)(1)    -- Agreement and Plan of Merger, dated as of December 21,
                  1997, By and Among American Electric Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 10(f)].
   10(f)(2)    -- Amendment No. 1, dated as of December 31, 1999, to the
                  Agreement and Plan of Merger [Current Report on Form 8-K of I&M dated December 15, 1999, File No. 1-3570, Exhibit 10].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the I&M 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
   21          -- List of subsidiaries of I&M [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 2003, File No. 1-3525, Exhibit 21].
  *23          -- Consent of Deloitte & Touche LLP.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  KPCo++
    3(a)       -- Restated Articles of Incorporation of KPCo [Annual Report
                  on Form 10-K of KPCo for the fiscal year ended December 31, 1991, File No. 1-6858, Exhibit 3(a)].
    3(b)       -- By-Laws of KPCo (amended as of June 15, 2000) [Annual
                  Report on Form 10-K of KPCo for the fiscal year ended December 31, 2000, File No. 1-6858, Exhibit 3(b)].
    4(a)       -- Indenture (for unsecured debt securities), dated as of
                  September 1, 1997, between KPCo and Bankers Trust Company, as Trustee [Registration Statement No. 333-75785, Exhibits 4(a), 4(b), 4(c) and 4(d); Registration Statement No. 333-87216, Exhibits 4(e) and 4(f); Annual Report on Form 10-K of KPCo for the fiscal year ended December 31, 2002, File No. 1-6858, Exhibits 4(c), 4(d) and 4(e)].
   *4(b)       -- Company Order and Officer's Certificate, dated June 13,
                  2003 establishing certain terms of the 5.625% Senior Notes, Series D, due 2032.
   10(a)       -- Interconnection Agreement, dated July 6, 1951, among APCo,
                  CSPCo, KPCo, I&M and OPCo and with AEPSC, as amended [Registration Statement No. 2-52910, Exhibit 5(a);Registration Statement No. 2-61009, Exhibit 5(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File No. 1-3525, Exhibit 10(a)(3)].
   10(b)       -- Transmission Agreement, dated April 1, 1984, among APCo,
                  CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); and Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
   10(c)       -- Modification No. 1 to the AEP System Interim Allowance
                  Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
   10(d)(1)    -- Agreement and Plan of Merger, dated as of December 21,
                  1997, By and Among American Electric Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 10(f)].
   10(d)(2)    -- Amendment No. 1, dated as of December 31, 1999, to the
                  Agreement and Plan of Merger [Current Report on Form 8-K of KPCo dated December 15, 1999, File No. 1-6858, Exhibit 10].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the KPCo 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
  *23          -- Consent of Deloitte & Touche LLP
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  OPCo++
    3(a)       -- Amended Articles of Incorporation of OPCo, and amendments thereto to December 31, 1993 [Registration Statement No. 33-50139, Exhibit 4(a); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543,
                  Exhibit 3(b)].
    3(b)       -- Certificate of Amendment to Amended Articles of
                  Incorporation of OPCo, dated May 3, 1994 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 3(b)].
    3(c)       -- Certificate of Amendment to Amended Articles of
                  Incorporation of OPCo, dated March 6, 1997 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1996, File No. 1-6543, Exhibit 3(c)].
    3(d)       -- Certificate of Amendment to Amended Articles of
                  Incorporation of OPCo, dated June 3, 2002 [Quarterly Report on Form 10-Q of OPCo for the quarter ended June 30, 2002, File No. 1-6543, Exhibit 3(d)].
    3(e)       -- Composite of the Amended Articles of Incorporation of OPCo
                  (amended as of June 3, 2002) [[Quarterly Report on Form 10-Q of OPCo for the quarter ended June 30, 2002, File No. 1-6543,
                  Exhibit 3(e)].
    3(f)       -- Code of Regulations of OPCo [Annual Report on Form 10-K of
                  OPCo for the fiscal year ended December 31, 1990, File No. 1-6543, Exhibit 3(d)].
    4(a)       -- Mortgage and Deed of Trust, dated as of October 1, 1938, between OPCo and Manufacturers Hanover Trust Company (now Chemical Bank), as Trustee, as amended and supplemented [Registration Statement No. 2-3828, Exhibit B-4;
                  Registration Statement No. 2-60721, Exhibits 2(c)(2), 2(c)(3), 2(c)(4), 2(c)(5), 2(c)(6), 2(c)(7), 2(c)(8), 2(c)(9),
                  2(c)(10), 2(c)(11), 2(c)(12), 2(c)(13), 2(c)(14), 2(c)(15),
                  2(c)(16), 2(c)(17), 2(c)(18), 2(c)(19), 2(c)(20), 2(c)(21),
                  2(c)(22), 2(c)(23), 2(c)(24), 2(c)(25), 2(c)(26), 2(c)(27),
                  2(c)(28), 2(c)(29), 2(c)(30), and 2(c)(31); Registration
                  Statement No. 2-83591, Exhibit 4(b); Registration Statement No. 33-21208, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv);
                  Registration Statement No. 33-31069, Exhibit 4(a)(ii); Registration Statement No. 33-44995, Exhibit 4(a)(ii); Registration Statement No. 33-59006, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Registration Statement No. 33-50373, Exhibits 4(a)(ii), 4(a)(iii) and 4(a)(iv); Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 4(b)].
    4(b)       -- Indenture (for unsecured debt securities), dated as of
                  September 1, 1997, between OPCo and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as Trustee [Registration Statement No. 333-49595, Exhibits 4(a), 4(b) and 4(c); Registration Statement No. 333-106242, Exhibit 4(b), 4(c) and 4(d); Registration Statement No. 333-75783, Exhibits 4(b) and 4(c)].
   *4(c)       -- First Supplemental Indenture between OPCo and Deutsche Bank
                  Trust Company Americas, as Trustee, dated July 11, 2003, establishing terms of 4.85% Senior Notes, Series H, due 2014.
   *4(d)       -- Second Supplemental Indenture between OPCo and Deutsche
                  Bank Trust Company Americas, as Trustee, dated July 11, 2003, establishing terms of 6.375% Senior Notes, Series I, due 2033.
   *4(e)       -- Indenture (for unsecured debt securities), dated as of
                  February 1, 2003, between OPCo and Bank One, N.A., as Trustee
   *4(f)       -- First Supplemental Indenture, dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee, establishing the terms of 5.50% Senior Notes, Series D, due 2013 and 5.50% Senior Notes, Series F, due 2013.
   *4(g)       -- Second Supplemental Indenture, dated as of February 1,
                  2003, between OPCo and Bank One, N.A., as Trustee, establishing the terms of 6.60% Senior Notes, Series E, due 2033 and 6.60% Senior Notes, Series G, due 2033.
   10(a)(1)    -- Power Agreement, dated October 15, 1952, between OVEC and
                  United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to
                  January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended [Registration
                  Statement No. 2-60015, Exhibit 5(a); Registration Statement No. 2-63234, Exhibit 5(a)(1)(B); Registration Statement No. 2-66301, Exhibit 5(a)(1)(C); Registration Statement No. 2-67728, Exhibit 5(a)(1)(D); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1989, File No. 1-3457, Exhibit 10(a)(1)(F); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(1)(B)].
   10(a)(2)    -- Inter-Company Power Agreement, dated July 10, 1953, among
                  OVEC and the Sponsoring Companies, as amended [Registration Statement No. 2-60015, Exhibit 5(c); Registration Statement No. 2-67728, Exhibit 5(a)(3)(B); Annual Report on Form 10-K of APCo for the fiscal year ended December 31, 1992, File No. 1-3457, Exhibit 10(a)(2)(B)].
   10(a)(3)    -- Power Agreement, dated July 10, 1953, between OVEC and
                  Indiana-Kentucky Electric Corporation, as amended [Registration Statement No. 2-60015, Exhibit 5(e)].
   10(b)       -- Interconnection Agreement, dated July 6, 1951, among APCo,
                  CSPCo, KPCo, I&M and OPCo and with AEPSC, as amended [Registration Statement No. 2-52910, Exhibit 5(a); Registration Statement No. 2-61009, Exhibit 5(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1990, File 1-3525, Exhibit 10(a)(3)].
   10(c)       -- Transmission Agreement, dated April 1, 1984, among APCo,
                  CSPCo, I&M, KPCo, OPCo and with AEPSC as agent [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1985, File No. 1-3525, Exhibit 10(b); Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1988, File No. 1-3525, Exhibit 10(b)(2)].
   10(d)       -- Modification No. 1 to the AEP System Interim Allowance
                  Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(l)].
   10(e)       -- Amendment No. 1, dated October 1, 1973, to Station
                  Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1993, File No. 1-6543, Exhibit 10(f)].
   10(f)       -- Lease Agreement dated January 20, 1995 between OPCo and JMG
                  Funding, Limited Partnership, and amendment thereto (confidential treatment requested) [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 1994, File No. 1-6543, Exhibit 10(l)(2)].
   10(g)(1)    -- Agreement and Plan of Merger, dated as of December 21,
                  1997, by and among American Electric Power Company, Inc., Augusta Acquisition Corporation and Central and South West Corporation [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1997, File No. 1-3525, Exhibit 10(f)].
   10(g)(2)    -- Amendment No. 1, dated as of December 31, 1999, to the
                  Agreement and Plan of Merger [Current Report on Form 8-K of OPCo dated December 15, 1999, File No. 1-6543, Exhibit 10].
  +10(h)       -- AEP System Senior Officer Annual Incentive Compensation
                  Plan [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1996, File No. 1-3525, Exhibit 10(i)(1)].
  +10(i)(1)(A  -- AEP System Excess Benefit Plan, Amended and Restated as of
                  January 1, 2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525, Exhibit 10(j)(1)(A)].
  +10(i)(1)(B) -- First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 2002, File No. 1-6543; Exhibit 10(i)(1)(B)].
 *+10(i)(2)    -- AEP System Supplemental Retirement Savings Plan, Amended
                  and Restated as of January 1, 2003 (Non-Qualified).
  +10(i)(3)    -- Service Corporation Umbrella Trust for Executives [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 1993, File No. 1-3525, Exhibit 10(g)(3)].
 *+10(j)(1)    -- Employment Agreement between AEP, AEPSC and Michael G.
                  Morris dated December 15, 2003.
  +10(j)(2)    -- Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001 [Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 2000, File No. 1-3525,
                  Exhibit 10(s)].
  +10(j)(3)    -- Employment Agreement dated July 29, 1998 between AEPSC and
                  Robert P. Powers [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 2002, File No. 1-6543; Exhibit 10(j)(3)].
  +10(k)(1)    -- AEP System Survivor Benefit Plan, effective January 27,
                  1998 [Quarterly Report on Form 10-Q of AEP for the quarter ended September 30, 1998, File No. 1-3525, Exhibit 10].
  +10(k)(2)    -- First Amendment to AEP System Survivor Benefit Plan, as
                  amended and restated effective January 31, 2000 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 2002, File No. 1-6543; Exhibit 10(k)(2)].
  +10(l)       -- AEP Senior Executive Severance Plan for Merger with Central and South West Corporation, effective March 1, 1999[Annual Report on Form 10-K of AEP for the fiscal year ended December 31, 1998, File No. 1-3525, Exhibit 10(o)].
  +10(m)       -- AEP Change In Control Agreement [Annual Report on Form 10-K
                  of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(o)].
 *+10(n)       -- AEP System 2000 Long-Term Incentive Plan, as amended December
                  10, 2003.
  +10(o)(1)    -- Central and South West System Special Executive Retirement
                  Plan as amended and restated effective July 1, 1997 [Annual Report on Form 10-K of CSW for the fiscal year ended December 31, 1998, File No. 1-1443, Exhibit 18].
  +10(o)(2)    -- Certified CSW Board Resolution of April 18, 1991 [Annual
                  Report on Form 10-K of AEP for the fiscal year ended December 31, 2001, File No. 1-3525, Exhibit 10(r)(2)].
 *+10(o)(3)    -- Certified AEP Utilities, Inc. (formerly CSW) Board
                  Resolutions of July 16, 1996.
  +10(o)(4)    -- CSW 1992 Long-Term Incentive Plan [Proxy Statement of CSW,
                  March 13, 1992].
 *+10(p)(1)    -- AEP System Incentive Compensation Deferral Plan Amended and
                  Restated as of January 1, 2003.
  +10(q)       -- AEP System Nuclear Performance Long Term Incentive
                  Compensation Plan dated August 1, 1998 [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 2002, File No. 1-6543; Exhibit 10(q)].
  +10(r)       -- Nuclear Key Contributor Retention Plan dated May 1, 2000
                  [Annual Report on Form 10-K of OPCo for the fiscal year ended December 31, 2002, File No. 1-6543; Exhibit 10(r)].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the OPCo 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
   21          -- List of subsidiaries of OPCo [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 2003, File No. 1-3525, Exhibit 21].
  *23          -- Consent of Deloitte & Touche LLP.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  PSO++
    3(a)       -- Restated Certificate of Incorporation of PSO [Annual Report
                  on Form U5S of Central and South West Corporation for the fiscal year ended December 31, 1996, File No. 1-1443, Exhibit B-3.1].
    3(b)       -- By-Laws of PSO (amended as of June 28, 2000) [Annual Report on Form 10-K of PSO for the fiscal year ended December 31, 2000, File No. 0-343, Exhibit 3(b)].
    4(a)       -- Indenture, dated July 1, 1945, between and Liberty Bank and
                  Trust Company of Tulsa, National Association, as Trustee, as amended and supplemented [Registration Statement No. 2-60712,
                  Exhibit 5.03; Registration Statement No.2-64432, Exhibit 2.02; Registration Statement No. 2-65871, Exhibit 2.02; Form U-1 No. 70-6822, Exhibit 2; Form U-1 No. 70-7234, Exhibit 3;
                  Registration Statement No. 33-48650, Exhibit 4(b); Registration Statement No. 33-49143, Exhibit 4(c); Registration Statement No. 33-49575, Exhibit 4(b); Annual Report on Form 10-K of PSO for the fiscal year ended
                  December 31, 1993, File No. 0-343, Exhibit 4(b); Current Report on Form 8-K of PSO dated March 4, 1996, No. 0-343,
                  Exhibit 4.01; Current Report on Form 8-K of PSO dated March 4, 1996, No. 0-343, Exhibit 4.02; Current Report on Form 8-K of PSO dated March 4, 1996, No. 0-343, Exhibit 4.03].
    4(b)       -- PSO-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures of PSO:
                  (1) Indenture, dated as of May 1, 1997, between PSO and The Bank of New York, as Trustee [Quarterly Report on Form 10-Q of PSO dated March 31, 1997, File No. 0-343, Exhibits 4.6 and 4.7].
                  (2) Amended and Restated Trust Agreement of PSO Capital I, dated as of May 1, 1997, among PSO, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustee [Quarterly Report on Form 10-Q of PSO dated March 31, 1997, File No. 0-343, Exhibit 4.8].
                  (3) Guarantee Agreement, dated as of May 1, 1997, delivered by PSO for the benefit of the holders of PSO Capital I's Preferred Securities [Quarterly Report on Form 10-Q of PSO dated March 31, 1997, File No. 0-343, Exhibits 4.9].
                  (4) Agreement as to Expenses and Liabilities, dated as of May 1, 1997, between PSO and PSO Capital I [Quarterly Report on Form 10-Q of PSO dated March 31, 1997, File No. 0-343, Exhibits 4.10].
    4(c)       -- Indenture (for unsecured debt securities), dated as of
                  November 1, 2000, between PSO and The Bank of New York, as Trustee [Registration Statement No. 333-100623, Exhibits 4(a) and 4(b); [Annual Report on Form 10-K of PSO for the fiscal year ended December 31, 2002, File No. 0-343; Exhibit 4(c)].
   *4(d)       -- Third Supplemental Indenture, dated as of September 15,
                  2003, between PSO and The Bank of New York, as Trustee, establishing terms of the 4.85% Senior Notes, Series C, due 2010.
   10(a)       -- Restated and Amended Operating Agreement, dated as of
                  January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of PSO for the fiscal year ended December 31, 2002, File No. 0-343; Exhibit 10(a)].
   10(b)       -- Transmission Coordination Agreement, dated October 29,
                  1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of PSO for the fiscal year ended December 31, 2002, File No. 0-343; Exhibit 10(b)].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the PSO 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
  *23          -- Consent of Deloitte & Touche LLP.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  SWEPCo++
    3(a)       -- Restated Certificate of Incorporation, as amended through
                  May 6, 1997, including Certificate of Amendment of Restated Certificate of Incorporation [Quarterly Report on Form 10-Q of SWEPCo for the quarter ended March 31, 1997, File No. 1-3146,
                  Exhibit 3.4].
    3(b)       -- By-Laws of SWEPCo (amended as of April 27, 2000) [Quarterly
                  Report on Form 10-Q of SWEPCo for the quarter ended March 31, 2000, File No. 1-3146, Exhibit 3.3].
    4(a)       -- Indenture, dated February 1, 1940, between SWEPCo and
                  Continental Bank, National Association and M. J. Kruger, as Trustees, as amended and supplemented [Registration Statement No. 2-60712, Exhibit 5.04; Registration Statement No. 2-61943,
                  Exhibit 2.02; Registration Statement No.2-66033, Exhibit 2.02; Registration Statement No. 2-71126, Exhibit 2.02; Registration Statement No. 2-77165, Exhibit 2.02; Form U-1 No. 70-7121,
                  Exhibit 4; Form U-1 No. 70-7233, Exhibit 3; Form U-1 No. 70-7676, Exhibit 3; Form U-1 No. 70-7934, Exhibit 10;
                  Form U-1 No. 72-8041, Exhibit 10(b); Form U-1 No. 70-8041,
                  Exhibit 10(c); Form U-1 No. 70-8239, Exhibit 10(a)].
   *4(b)       -- SWEPCO-obligated, mandatorily redeemable preferred
                  securities of subsidiary trust holding solely Junior Subordinated Debentures of SWEPCo:
                  (1) Subordinated Indenture, dated as of September 1, 2003, between SWEPCo and The Bank of New York, as Trustee.
                  (2) Amended and Restated Trust Agreement of SWEPCo Capital Trust I, dated as of September 1, 2003, among SWEPCo, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustees.
                  (3) Guarantee Agreement, dated as of September 1, 2003, delivered by SWEPCo for the benefit of the holders of SWEPCo Capital Trust I's Preferred Securities.
                  (4) First Supplemental Indenture dated as of October 1, 2003, providing for the issuance of Series B Junior Subordinated Debentures between SWEPCo, as Issuer and The Bank of New York, as Trustee
                  (5) Agreement as to Expenses and Liabilities, dated as of October 1, 2003 between SWEPCo and SWEPCo Capital Trust I (included in Item (4) above as exhibit 4(f)(i)(A).
    4(c)       -- Indenture (for unsecured debt securities), dated as of
                  February 4, 2000, between SWEPCo and The Bank of New York, as Trustee [Registration Statement No. 333-87834, Exhibits 4(a) and 4(b); Registration Statement No. 333-100632, Exhibit 4(b); Registration Statement No. 333-108045 Exhibit 4(b)].
   *4(d)       -- Third Supplemental Indenture, between SWEPCo and The Bank of New York, as Trustee, dated April 11, 2003, establishing terms of 5.375% Senior Notes, Series C, due 2015.
   10(a)       -- Restated and Amended Operating Agreement, dated as of
                  January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of SWEPCo for the fiscal year ended December 31, 2002, File No. 1-3146; Exhibit 10(a)].
   10(b)       -- Transmission Coordination Agreement, dated October 29,
                  1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of SWEPCo for the fiscal year ended December 31, 2002, File No. 1-3146; Exhibit 10(b)].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the SWEPCo 2003 Annual Report
                  (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
   21          -- List of subsidiaries of SWEPCo [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 2003, File No. 1-3525, Exhibit 21]
  *23          -- Consent of Deloitte & Touche LLP.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  TCC++
    3(a)       -- Restated Articles of Incorporation Without Amendment,
                  Articles of Correction to Restated Articles of Incorporation Without Amendment, Articles of Amendment to Restated Articles of Incorporation, Statements of Registered Office and/or Agent, and Articles of Amendment to the Articles of Incorporation [Quarterly Report on Form 10-Q of TCC for the quarter ended March 31, 1997, File No. 0-346, Exhibit 3.1].
    3(b)       -- Articles of Amendment to Restated Articles of Incorporation
                  of TCC dated December 18, 2002 [Annual Report on Form 10-K of TCC for the fiscal year ended December 31, 2002, File No. 0-346; Exhibit 3(b)].
    3(c)       -- By-Laws of TCC (amended as of April 19, 2000) [Annual
                  Report on Form 10-K of TCC for the fiscal year ended December 31, 2000, File No. 0-346, Exhibit 3(b)].
    4(a)       -- Indenture of Mortgage or Deed of Trust, dated November 1,
                  1943, between TCC and The First National Bank of Chicago and
                  R. D. Manella, as Trustees, as amended and supplemented [Registration Statement No. 2-60712, Exhibit 5.01; Registration Statement No. 2-62271, Exhibit 2.02;
                  Form U-1 No. 70-7003, Exhibit 17; Registration Statement
                  No. 2-98944, Exhibit 4 (b); Form U-1 No. 70-7236, Exhibit 4;
                  Form U-1 No. 70-7249, Exhibit 4; Form U-1 No. 70-7520,
                  Exhibit 2; Form U-1 No. 70-7721, Exhibit 3; Form U-1
                  No. 70-7725, Exhibit 10; Form U-1 No. 70-8053, Exhibit 10
                  (a); Form U-1 No. 70-8053, Exhibit 10 (b); Form U-1
                  No. 70-8053, Exhibit 10 (c); Form U-1 No. 70-8053, Exhibit 10
                  (d); Form U-1 No. 70-8053, Exhibit 10 (e); Form U-1
                  No. 70-8053, Exhibit 10 (f)].
    4(b)       -- TCC-obligated, mandatorily redeemable preferred securities of subsidiary trust holding solely Junior Subordinated Debentures of TCC:
                  (1) Indenture, dated as of May 1, 1997, between TCC and the Bank of New York, as Trustee [Quarterly Report on Form 10-Q of TCC dated March 31, 1997, File No. 0-346, Exhibits 4.1 and 4.2].
                  (2) Amended and Restated Trust Agreement of TCC Capital I, dated as of May 1, 1997, among TCC, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrative Trustee [Quarterly Report on Form 10-Q of TCC dated March 31, 1997, File No. 0-346, Exhibit 4.3].
                  (3) Guarantee Agreement, dated as of May 1, 1997, delivered by TCC for the benefit of the holders of TCC Capital I's Preferred Securities [Quarterly Report on Form 10-Q of TCC dated March 31, 1997, File No. 0-346, Exhibit 4.4].
                  (4) Agreement as to Expenses and Liabilities dated as of May 1, 1997, between TCC and TCC Capital I [Quarterly Report on Form 10-Q of TCC dated March 31, 1997, File No. 0-346,
                       Exhibit 4.5].
    4(c)       -- Indenture (for unsecured debt securities), dated as of
                  November 15, 1999, between TCC and The Bank of New York, as Trustee, as amended and supplemented [Annual Report on Form 10-K of TCC for the fiscal year ended December 31, 2000, File No. 0-346, Exhibits 4(c), 4(d) and 4(e)].
   *4(d)       -- Indenture (for unsecured debt securities), dated as of
                  February 1, 2003, between TCC and Bank One, N.A., as Trustee
   *4(e)       -- First Supplemental Indenture, dated as of February 1, 2003, between TCC and Bank One, N.A., as Trustee, establishing the terms of 5.50% Senior Notes, Series A, due 2013 and 5.50% Senior Notes, Series D, due 2013.
   *4(f)       -- Second Supplemental Indenture, dated as of February 1,
                  2003, between TCC and Bank One, N.A., as Trustee, establishing the terms of 6.65% Senior Notes, Series B, due 2033 and 6.65% Senior Notes, Series E, due 2033.
   *4(g)       -- Third Supplemental Indenture, dated as of February 1, 2003, between TCC and Bank One, N.A., as Trustee, establishing the terms of 3.00% Senior Notes, Series C, due 2005 and 3.00% Senior Notes, Series F, due 2005.
   *4(h)       -- Fourth Supplemental Indenture, dated as of February 1,
                  2003, between TCC and Bank One, N.A., as Trustee, establishing the terms of Floating Rate Notes, Series A, due 2005 and Floating Rate Notes, Series B, due 2005.
   10(a)       -- Restated and Amended Operating Agreement, dated as of
                  January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of TCC for the fiscal year ended December 31, 2002, File No. 0-346; Exhibit 10(a)].
   10(b)       -- Transmission Coordination Agreement, dated October 29,
                  1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of TCC for the fiscal year ended December 31, 2002, File No. 0-346; Exhibit 10(b)].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the TCC 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
   21          -- List of subsidiaries of TCC [Annual Report on Form 10-K of
                  AEP for the fiscal year ended December 31, 2003, File No. 1-3525, Exhibit 21]
  *23          -- Consent of Deloitte & Touche LLP.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  TNC++
    3(a)       -- Restated Articles of Incorporation, as amended, and
                  Articles of Amendment to the Articles of Incorporation [Annual Report on Form 10-K of TNC for the fiscal year ended December 31, 1996, File No. 0-340, Exhibit 3.5].
    3(b)       -- Articles of Amendment to Restated Articles of Incorporation
                  of TNC dated December 17, 2002 [Annual Report on Form 10-K of TNC for the fiscal year ended December 31, 2002, File No. 0-340; Exhibit 3(b)].
    3(c)       -- By-Laws of TNC (amended as of May 1, 2000) [Quarterly
                  Report on Form 10-Q of TNC for the quarter ended March 31, 2000, File No. 0-340, Exhibit 3.4].
    4(a)       -- Indenture, dated August 1, 1943, between TNC and Harris Trust and Savings Bank and J. Bartolini, as Trustees, as amended and supplemented [Registration Statement No. 2-60712, Exhibit 5.05; Registration Statement No. 2-63931, Exhibit 2.02; Registration Statement No. 2-74408, Exhibit 4.02; Form U-1 No. 70-6820, Exhibit 12; Form U-1 No. 70-6925, Exhibit 13;
                  Registration Statement No. 2-98843, Exhibit 4(b); Form U-1
                  No. 70-7237, Exhibit 4; Form U-1 No. 70-7719, Exhibit 3;
                  Form U-1 No. 70-7936, Exhibit 10; Form U-1 No. 70-8057,
                  Exhibit 10; Form U-1 No. 70-8265, Exhibit 10; Form U-1
                  No. 70-8057, Exhibit 10(b); Form U-1 No. 70-8057,
                  Exhibit 10(c)].
   *4(b)       -- Indenture (for unsecured debt securities), dated as of
                  February 1, 2003, between TNC and Bank One, N.A., as Trustee
   *4(c) -- First Supplemental Indenture, dated as of February 1, 2003, between TNC and Bank One, N.A., as Trustee, establishing the terms of 5.50% Senior Notes, Series A, due 2013 and 5.50% Senior Notes, Series D, due 2013.
   10(a)       -- Restated and Amended Operating Agreement, dated as of
                  January 1, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of TNC for the fiscal year ended December 31, 2002, File No. 0-340; Exhibit 10(a)].
   10(b)       -- Transmission Coordination Agreement, dated October 29,
                  1998, among PSO, TCC, TNC, SWEPCo and AEPSC [Annual Report on Form 10-K of TNC for the fiscal year ended December 31, 2002, File No. 0-340; Exhibit 10(b)].
  *12          -- Statement re: Computation of Ratios.
  *13          -- Copy of those portions of the TNC 2003 Annual Report (for the fiscal year ended December 31, 2003) which are incorporated by reference in this filing.
  *24          -- Power of Attorney.
  *31(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *31(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.
  *32(a)       -- Certification of Chief Executive Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.
  *32(b)       -- Certification of Chief Financial Officer Pursuant to
                  Section 1350 of Chapter 63 of Title 18 of the United States Code.

                               ---------------

   ++ Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants. The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.